Form 10QSB
period 2001-03-31
ZURICKIRCH CORP
filed 2001-05-08
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31,  2001
                               __________________________________


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________.


Commission File number   000-1118344
                       ___________________


                              ZURICKIRCH   CORP
               ________________________________________________
              (Exact name of registrant as specified in charter)

          Nevada                                       84-1405298
____________________________________________      _________________________
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


   3960 Howard Hughes Parkway 5th Floor, Las Vegas , Nv           89109
___________________________________________________________    ___________
  (Address of principal executive offices)                     (Zip Code)


                               1-801-420-6400
          __________________________________________________________
              Registrant's telephone number, including area code

            _____________________________________________________
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has
been subject to such filing requirements for the past 90 days.  Yes [  ]   No
[X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


           Class                        Outstanding at March  31, 2001
      ______________________            ______________________________
      Common  Stock, $0.001                       5,745,000

                                    INDEX

                                                                       Page
                                                                       Number
                                                                       ------
PART I.

   ITEM 1. Financial Statements (unaudited).................................3

           Balance Sheets...................................................4
           March 31, 2001 and  December 31, 2000

           Statements of Operations
           For the three months ended March 31, 2001 and 2000...............5 and the period May 9, 1997 to March 31, 2001

           Statements of Cash Flows
           For the three months ended March 31, 2001 and 2000...............6 and the period from May 9, 1997 to March 31, 2001

           Notes to Financial Statements....................................7

   ITEM 2. Management Discussion and Analysis..............................12


PART 2

   ITEM 2  Changes in securities ..........................................10


           Signatures......................................................10

                        PART I - FINANCIAL INFORMATION

-----------------------------------------------------------------------------

                         ITEM 1. FINANCIAL STATEMENTS

-----------------------------------------------------------------------------


The accompanying balance sheets of Zurickirch Corp.(development stage company) at March 31, 2001 and December 31, 2000, and the statements of operations for the three months ended March 31, 2001 and 2000 and the period May 9, 1997 (date of development stage) to March 31, 2001, the cash flows for the three months ended March 31, 2001 and 2000, and the period from May 9, 1997 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                                BALANCE SHEETS
                     March 31, 2001 and December 31, 2000

==============================================================================

                                                       Mar 31,      Dec 31,
                                                        2001         2000
                                                   ------------- -------------
ASSETS
CURRENT ASSETS

   Cash                                            $     26,205  $        204
                                                   ------------- -------------
     Total Current Assets                                26,205           204
                                                   ------------- -------------

PROPERTY AND EQUIPMENT - net of accumulated
   depreciation - Note 2                                  3,975         4,200
                                                   ------------- -------------

                                                   $     30,180  $      4,404
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Notes payable - related parties - Note 3        $     72,500  $     76,475
   Accrued interest payable  - Note 3                        66         1,538
   Accounts payable                                           -         2,300
                                                   ------------- -------------
     Total Current Liabilities                           72,566        80,313
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

   Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                   -             -
   Common stock
    50,000,000 shares authorized at $0.001 par
    value; 5,745,000 issued and outstanding at
    March 31, 2001; 4,895,000 at December 31, 2000        5,745         4,895

   Capital in excess of par value                       213,957       139,360

   Accumulated deficit during the development stage    (262,088)     (220,164)
                                                   ------------- -------------

     Total Stockholders' Deficiency                     (42,386)      (75,909)
                                                   ------------- -------------

                                                   $     30,180  $      4,404
                                                   ============= =============


The accompanying notes are an integral part of these financial statements.

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                            STATEMENT OF OPERATIONS
         For the Three Months Ended March 31, 2001 and 2000 and the
           period May 9, 1997 (date of inception) to March 31, 2001
=============================================================================


                                                              Period
                                      Mar 31,     Mar 31,     May 9, 1997
                                       2001        2000       to Mar 31, 2001
                                    ------------ ------------ ---------------

REVENUES                            $         -  $         -  $         -
                                    ------------ ------------ ------------
EXPENSES

  Product development                    22,045            -       76,045
  Administrative                         19,654            -       84,280
  Interest expense                            -            -        1,538
  Depreciation                              225            -          525
                                    ------------ ------------ ------------
                                         41,924            -      162,388
                                    ------------ ------------ ------------

NET LOSS FROM OPERATIONS                (41,924)           -     (162,388)

DISCONTINUED OPERATIONS - Note 1

   Loss from abandoned
    business activity                         -            -      (99,700)
                                    ------------ ------------ ------------

NET LOSS                            $   (41,924) $         -  $  (262,088)
                                    ============ ============ ============

NET LOSS PER COMMON SHARE

   Basic                            $      (.01) $         -
                                    ============ ============
AVERAGE OUTSTANDING SHARES

   Basic                              5,745,000    4,460,000
                                    ============ ============



The accompanying notes are an integral part of these financial statements.
                                     -5-

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
         For the Three Months Ended March 31, 2001 and 2000, and the
          Period May 9, 1997 (date of inception) to March  31, 2001

 ============================================================================


                                                               Period
                                       Mar 31,     Mar 31,     May 9, 1997
                                        2001        2000       to Mar 31, 2001
                                     ------------ ------------ ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                           $   (41,924)  $        -  $     (262,088)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities

    Changes in accounts payable           (2,300)           -              66
    Common capital stock issued
      for services                             -            -           1,030
    Contribution to capital                    -            -             990
    Depreciation                             225            -             525
                                     ------------ ------------ ---------------
       Net Cash From (Used)
       in Operations                     (43,999)           -        (259,477)
                                     ------------ ------------ ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase office equipment                   -            -          (4,500)
                                     ------------ ------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable            70,000            -          72,500
   Proceeds from issuance of
     common stock                              -            -         217,682
                                     ------------ ------------ ---------------

   Net Increase (Decrease)in Cash         26,001            -          26,205

   Cash at Beginning of Period               204            -               -
                                     ------------ ------------ ---------------

   Cash at End of Period             $    26,205  $         -  $       26,205
                                     ============ ============ ===============

NON CASH FLOWS FROM OPERATING ACTIVITIES

  Issuance of 1,030,000 common
   shares for services - 1997                      $ 1,030
                                                   -------
  Contributions to capital by
   officer - expenses                                  990
                                                   -------

The accompanying notes are an integral part of these financial statements.
                                     -6-

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
=============================================================================

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on May 9, 1997 with authorized common stock of 50,000,000 shares with a par value of $.001 and preferred stock of 10,000,000 shares with a par value of $.001 with the name "Weston Caribbean Corp". On March 9, 2000 the name was changed to "Zuric Kirch Acquisitions, Inc." and on April 17, 2000 to "ZuricKirch Corp."

The Company has been in the business of the development of resort properties in the Caribbean however during 1998 the business purpose was changed to the health products industry. The company sustained a loss of $99,700 (with no adjustment for income tax - see note 2) during its investigation of a potential development property in the Caribbean.

The Company is in the development stage.

During May, 2000 the Company completed a private placement offering of 435,000 common shares of its capital stock for cash of $43,565.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On March 31, 2001, the Company had a net operating loss carry forward of $262,088. The income tax benefit of $78,626 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax
benefit is undeterminable since the Company has no operations.   The loss
carryover  expires in the years from 2013 through 2022.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS - continued

 ===========================================================================


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Property and Equipment
----------------------

The property and equipment outlined below is depreciated using the straight line method over five years.

        Office furniture and equipment         $    4,500
        Less Accumulated Depreciation                 525
                                               -----------
                  Net                               3,975
                                               -----------

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
----------------------

The carrying amounts of financial instruments,  including cash and accounts
payable,   are considered by management to be their estimated fair values.

3.  RELATED PARTY TRANSACTIONS

Related parties have acquired 70% of the common stock issued by the Company.

During January through March 2001 related parties advanced $70,000 to the Company for 8% interest bearing, demand, notes payable.

                               ZURICKIRCH  CORP.
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS - continued

4.  GOING CONCERN

The Company does not have sufficient working capital to service its debt and to develop the products for the health care field, however, the management has developed a strategy to obtain the additional working capital needed through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

                         ITEM 2.   PLAN OF OPERATIONS

------------------------------------------------------------------------------

The Company has been in the business of the development of resort properties in the Caribbean however during 1998 the business purpose was changed to the health products industry. The company sustained a loss of $99,700 (with no adjustment for income tax - see note 2) during its investigation of a potential development property in the Caribbean.

The Company is in the development stage.

During May, 2000 the Company completed a private placement offering of 435,000 common shares of its capital stock for cash of $43,565.


Results of Operations
----------------------

The Company has had no operations during this reporting period.


-----------------------------------------------------------------------------

                                PART 2 - OTHER

                        ITEM 2  CHANGES IN SECURITIES

 ---------------------------------------------------------------------------

     During the three months ended March 31, 2001 the Company issued 840,000 restricted common shares as payment of debt.

-----------------------------------------------------------------------------

                                  SIGNATURES

-----------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   ZURICKIRCH   CORP.
                                   [Registrant]


Dated May 7, 2001                  By /s/ John Chris Kirch
                                      -----------------------------
                                                         , President