Form 10QSB
period 2001-06-30
ZURICKIRCH CORP
filed 2001-08-06
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 2001
                                   --------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________________

     Commission File number 333-42936


                               ZURICKIRCH CORP
              _________________________________________________
              (Exact name of registrant as specified in charter)

               Nevada                                84-1405298
_______________________________                   ___________________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


      3960 Howard Hughes Park Way, 5th Floor, Las Vegas, Nevada   89109
    _____________________________________________________________________
               (Address of principal executive offices)        (Zip Code)


                                1-801-420-6400
             ____________________________________________________
              Registrant's telephone number, including area code


            _____________________________________________________
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2)has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


              Class                      Outstanding at June  30, 2001
      _____________________              _____________________________
      Common  Stock, $0.001                          6,745,000

                                    INDEX

                                                                     Page
                                                                     Number
                                                                     ------
PART I.

     ITEM 1.  Financial Statements (unaudited)............................3

              Balance Sheets..............................................4
              June 30, 2001 and  December 31, 2000

              Statements of Operations
              For the three and six months ended June  30, 2001
              and 2000 and the period  May 9, 1997 to June 30, 2001.......5

              Statements of Cash Flows
              For the six months  ended June 30, 2001 and  2000
              and the period from May 9, 1997  to June 30, 2001...........6

              Notes to Financial Statements...............................7

     ITEM 2.  Plan of Operations.........................................10


PART 2

     ITEM 2.  Changes in securities .....................................10

              Signatures.................................................11

                        PART I - FINANCIAL INFORMATION

______________________________________________________________________________

                         ITEM 1. FINANCIAL STATEMENTS
______________________________________________________________________________

The accompanying balance sheets of Zurickirch Corp. (development stage company) at June 30, 2001 and December 31, 2000, and the statements of operations for the three and six months ended June 30, 2001 and 2000 and the period May 9, 1997 (date of development stage) to June 30, 2001, the cash flows for the six months ended June 30, 2001 and 2000, and the period from May 9, 1997 to June 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                                BALANCE SHEETS
                      June 30, 2001 and December 31, 2000

==============================================================================

                                                     Jun 30,      Dec 31,
                                                     2001         2000
                                                     ------------ ------------
ASSETS
CURRENT ASSETS

  Cash                                               $    23,059  $       204
                                                     ------------ ------------
      Total Current Assets                                23,059          204
                                                     ------------ ------------

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation - Note 2                                    3,750        4,200
                                                     ------------ ------------

                                                     $    26,809  $     4,404
                                                     ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Notes payable - related parties - Note 3           $    29,500  $    76,475
  Accrued interest payable - related parties - Note 3         66        1,538
  Accounts payable                                             -        2,300
                                                     ------------ ------------

      Total Current Liabilities                           29,566       80,313
                                                     ------------ ------------


STOCKHOLDERS' EQUITY

  Preferred stock
    10,000,000 shares authorized at $0.001 par value;
    none outstanding                                           -            -
  Common stock
    50,000,000 shares authorized at $0.001 par value;
    6,745,000 issued and outstanding at June 30, 2001;     6,745        4,895
    4,895,000 at December 31, 2000

  Capital in excess of par value                         312,957      139,360

  Accumulated deficit during  the development stage     (322,459)    (220,164)
                                                     ------------ ------------

      Total Stockholders' Deficiency                      (2,757)     (75,909)
                                                     ------------ ------------

                                                     $    26,809  $     4,404
                                                     ============ ============

The accompanying notes are an integral part of these financial statements.



                                ZURICKIRCH  CORP.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
        For the Three and Six Months Ended June 30, 2001 and 2000 and the
             period May 9, 1997 (date of inception) to June 30, 2001

=========================================================================================================

                                                                                           Period
                                       Three Months                   Six Months           May 9, 1997
                                   June 30,       June 30,      June 30,       June 30,    to June 30,
                                    2001           2000           2001           2000      2001
                               -------------- -------------- -------------- -------------- --------------

REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------

EXPENSES

  Product development                 34,219         22,244         56,264         22,244        110,263
  Administrative                      25,927         12,648         45,581         12,648        110,208
  Interest expense                         -              -              -              -          1,538
  Depreciation                           225              -            450              -            750
                               -------------- -------------- -------------- -------------- --------------
                                      60,371         34,892        102,295         34,892        222,759
                               -------------- -------------- -------------- -------------- --------------

NET LOSS FROM OPERATIONS             (60,371)       (34,892)      (102,295)       (34,892)      (222,759)

DISCONTINUED OPERATIONS
  Loss from abandoned business
    activity                               -              -              -               -       (99,700)
                               -------------- -------------- -------------- -------------- --------------

NET LOSS                       $     (60,371) $     (34,892) $    (102,295) $     (34,892) $    (322,459)
                               ============== ============== ============== ============== ==============

NET LOSS PER COMMON SHARE

  Basic                        $        (.01) $        (.01) $        (.01) $        (.01)
                               ============== ============== ============== ==============

AVERAGE OUTSTANDING SHARES

  Basic (in 1000's)                     6,745         4,532          6,745          4,532
                               =============== ============= ============== ==============



   The accompanying notes are an integral part of these financial statements.

                                       -5-

                         ZURICKIRCH  CORP.
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
    For the Six Months Ended June 30, 2001 and 2000,  and the
     Period May 9, 1997 (date of inception) to June  30, 2001

======================================================================================

                                                                        Period
                                            Jun 30,       Jun 30,       May 9, 1997 to
                                            2001          2000          Jun 30, 2001
                                            ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                  $   (102,295) $    (34,892) $    (322,459)

  Adjustments to reconcile net loss to net cash provided by operating activities

    Changes in accounts payable                  (50,747)       (8,673)        29,566
    Common capital stock issued for services           -             -          1,030
    Contribution to capital                            -             -            990
    Depreciation                                     450             -            750
                                            ------------- ------------- --------------

         Net Cash From (Used) in Operations    (152,592)       (43,565)      (290,123)
                                            ------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase office equipment                          -              -         (4,500)
                                            ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock        175,447        43,565        317,682
                                            ------------- ------------- --------------

   Net Increase (Decrease) in Cash                22,855             -         23,059


   Cash at Beginning of Period                       204             -              -
                                            ------------- ------------- --------------

   Cash at End of Period                    $     23,059  $          -  $      23,059
                                            ============= ============= ==============

NON CASH FLOWS FROM OPERATING ACTIVITIES

  Issuance of 1,030,000 common shares for services - 1997               $      1,030
                                                                        -------------
  Contributions to capital by officer - expenses                                 990
                                                                        -------------


The accompanying notes are an integral part of these financial statements.



                        ZURICKIRCH  CORP.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

==============================================================================

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

During this quarter the Company completed an offering of 1,000,000 common shares of its capital stock for $100,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $322,459. The income tax benefit of $96,738 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax
benefit is undeterminable since the Company has no operations.   The loss
carryover  expires in the years from 2013 through 2022.

Estimates and Assumptions
--------------------------

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

==============================================================================


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

Property and Equipment
-----------------------

The property and equipment outlined below is depreciated using the straight line method over five years.

        Office furniture and equipment               $ 4,500
        Less Accumulated Depreciation                    750
                                                     --------
                                                       3,750
                                                     --------

Comprehensive Income
---------------------
The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

3.  RELATED PARTY TRANSACTIONS

Related parties have acquired 58% of the common stock issued by the Company.

On June 30, 2001 related parties had loaned the Company $29,500.

                        ZURICKIRCH  CORP.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued

==============================================================================

4. GOING CONCERN

The Company does not have sufficient working capital to service its debt and to develop the products for the health care field, however, the management has developed a strategy to obtain the additional working capital needed through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

                   ITEM 2.   PLAN OF OPERATIONS
______________________________________________________________________________


The Company has been in the business of the development of resort properties in the Caribbean however during 1998 the business purpose was changed to the health products industry.

The Company's plan of operation focuses on products which have been designed as a result of the belief that natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to
the formation of the Company an officer completed the development   of the
Company's initial product line, and had established relationships with
suppliers to   manufacturer, bottle, and package the product line.

The Company is now seeking to establish a distributor network with marketing firms involved in the nutritional supplement industry throughout the United States and to market the products through the internet and various retail markets including health food stores and direct sales through to toll-free numbers.

Proposed Activities
-------------------

The company plans to complete the manufacturing and distribution arrangements with selected brokers and to continue its efforts to directly market its products to other retail markets and continue to develop additional nutritional products


Results of Operations
---------------------

The Company has had no operations during this reporting period.

______________________________________________________________________________

                          PART 2 - OTHER

                  ITEM 2  CHANGES IN SECURITIES
______________________________________________________________________________

During this quarter the Company completed an offering of 1,000,000 common shares of its capital stock for $100,000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                         ZURICKIRCH CORP.
                                         [Registrant]



Dated August 3, 2001                 By /s/ John Chris Kirch
                                       --------------------------------
                                       John Chris Kirch, President