Form 10QSB
period 2001-09-30
ZURICKIRCH CORP
filed 2001-10-17
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 2001
                              ___________________________________________

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from________________to____________________________


Commission File number    333-42936
                       ___________________



                               ZURICKIRCH CORP
              _________________________________________________
              (Exact name of registrant as specified in charter)

       Nevada                                             84-1405298
_________________________________              ______________________________
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


3960 Howard Hughes Park Way, 5th Floor, Las Vegas, Nevada         89109
___________________________________________________________    ____________
(Address of principal executive offices)                         (Zip Code)


                                1-801-420-6400
             ___________________________________________________
             (Registrant's telephone number, including area code)

    ______________________________________________________________________
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class              Outstanding at September  30, 2001
     _______________________    ____________________________________
      Common  Stock, $0.001                   6,745,000

                                    INDEX

                                                                        Page
                                                                        Number
PART I.

     ITEM 1. Financial Statements (unaudited)..............................3

             Balance Sheets
             September 30, 2001 and  December 31, 2000.....................4

             Statements of Operations
             For the three and nine months ended September 30, 2001 and
             2000 and the period  May 9, 1997 to September 30, 2001........5

             Statements of Cash Flows
             For the nine months ended September 30, 2001 and 2000
             and the period May 9, 1997 to September 30, 2001..............6

             Notes to Financial Statements.................................7

     ITEM 2. Plan of Operations............................................9

PART 2

     ITEM 2  Changes in securities........................................ 9

             Signatures....................................................9

                        PART I - FINANCIAL INFORMATION
______________________________________________________________________________

                         ITEM 1. FINANCIAL STATEMENTS
______________________________________________________________________________


The accompanying balance sheets of Zurickirch Corp. (development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations for the three and nine months ended September 30, 2001 and 2000 and the period May 9, 1997 (date of inception) to June 30, 2001, the cash flows for the nine months ended September 30, 2001 and 2000, and the period May 9, 1997 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              ZURICKIRCH  CORP.
                         (Development Stage Company)
                                BALANCE SHEETS
                   September 30, 2001 and December 31, 2000

==============================================================================


                                                     Sept 30,    Dec 31,
                                                     2001        2000
                                                     ----------- ------------
ASSETS
CURRENT ASSETS

  Cash                                               $   10,788  $       204
                                                     ----------- ------------
    Total Current Assets                                 10,788          204
                                                     ----------- ------------

PROPERTY AND EQUIPMENT - net of accumulated
    depreciation - Note 2                                 3,525        4,200
                                                     ----------- ------------

                                                     $   14,313  $     4,404
                                                     =========== ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Notes payable - related parties - Note 3           $   29,500  $    76,475
  Accrued interest payable -related parties - Note 3        471        1,538
  Accounts payable                                            -        2,300
                                                     ----------- ------------
    Total Current Liabilities                            29,971       80,313
                                                     ----------- ------------
STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                   -            -
  Common stock
    50,000,000 shares authorized at $0.001 par value;
    6,745,000 issued and outstanding at September 30,
    2001; 4,895,000 at December 31, 2000                  6,745        4,895
  Capital in excess of par value                        328,047      139,360
  Accumulated deficit during  the development stage    (350,450)    (220,164)
                                                     ----------- ------------

    Total Stockholders' Deficiency                      (15,658)     (75,909)
                                                     ----------- ------------

                                                     $   14,313  $     4,404
                                                     =========== ============



  The accompanying notes are an integral part of these financial statements.

                               ZURICKIRCH CORP.
                         (Development Stage Company)
                            STATEMENT OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2001 and 2000 and the period May 9, 1997 (date of inception) to September 30, 2001

==============================================================================


                                                                          Period
                            Three Months              Nine Months         May 9, 1997
                        Sept 30,     Sept 30,     Sept 30,     Sept 30,   to Sept 30,
                          2001        2000          2001        2000  to  2001
                      ------------ ------------ ------------ ------------ ------------

REVENUES              $         -  $         -  $         -  $         -  $         -
                      ------------ ------------ ------------ ------------ ------------
EXPENSES

  Product development         372        3,244       56,636       25,488      110,635
  Administrative           26,989       26,325       72,570       38,973      137,197
  Interest expense            405            -          405            -        1,943
  Depreciation                225            -          675            -          975
                      ------------ ------------ ------------ ------------ ------------
                           27,991       29,569      130,286       64,461      250,750
                      ------------ ------------ ------------ ------------ ------------
NET LOSS FROM
 OPERATIONS               (27,991)     (29,569)    (130,286)     (64,461)    (250,750)

DISCONTINUED OPERATIONS

  Loss from abandoned
   business activity            -            -            -            -      (99,700)
                      ------------ ------------ ------------ ------------ ------------

NET LOSS              $   (27,991) $   (29,569) $  (130,286) $   (64,461) $  (350,450)
                      ============ ============ ============ ============ ============
NET LOSS PER
 COMMON SHARE

    Basic             $         -  $      (.01) $      (.02) $      (.01)
                      ------------ ------------ ------------ ------------
AVERAGE
 OUTSTANDING SHARES

    Basic (in 1000's)       6,745        4,895        6,745        4,895
                      ------------ ------------ ------------ ------------




  The accompanying notes are an integral part of these financial statements.

                                     -5-

                               ZURICKIRCH CORP.
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 2001 and 2000,
     and the Period May 9, 1997 (date of inception) to September 30, 2001

==============================================================================

                                                                  Period
                                                                  May 9, 1997
                                         Sept 30,     Sept 30,    to Sept 30,
                                           2001          2000     2001
                                        ------------ ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $  (130,286) $   (64,461) $ (350,450)

  Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Changes in accounts payable             (50,342)      31,050      29,971
    Common capital stock issued
     for services                                 -            -       1,030
    Contribution to capital - expenses            -           90         990
    Depreciation                                675            -         975
                                        ------------ ------------ -----------

     Net Cash From (Used) in Operations    (179,953)     (33,321)   (317,484)
                                        ------------ ------------ -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase office equipment                       -       (4,500)     (4,500)
                                        ------------ ------------ -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from contributions to
   capital - related parties                 15,000            -      15,000
  Proceeds from issuance of common stock    175,537       43,475     317,772
                                        ------------ ------------ -----------

  Net Increase (Decrease) in Cash            10,584        5,654      10,788

  Cash at Beginning of Period                   204            -           -
                                        ------------ ------------ -----------

  Cash at End of Period                 $    10,788  $     5,654  $   10,788
                                        ============ ============ ===========

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 1,030,000 common shares for services - 1997       $ 1,030
Contributions to capital by officer - expenses                    990





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

Income Taxes
------------

On September 30, 2001, the Company had a net operating loss carry forward of $350,450. The income tax benefit of approximately $105,135 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2013 through 2022.

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

Property and Equipment
----------------------

The property and equipment outlined below is depreciated using the straight line method over five years.

        Office furniture and equipment                $ 4,500
        Less Accumulated Depreciation                     975
                                                      -------
                                                        3,525
                                                      -------
Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

3. RELATED PARTY TRANSACTIONS

Related parties have acquired 58% of the common stock issued by the Company. On September 30, 2001 related parties had loaned the Company $29,500.

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

Proposed Activities
-------------------

The company plans to complete the manufacturing and distribution arrangements with selected brokers and to continue its efforts to directly market its products to other retail markets and continue to develop additional nutritional products.

Results of Operations
----------------------

The Company has had no operations during this reporting period.


______________________________________________________________________________

                                PART 2 - OTHER

                        ITEM 2  CHANGES IN SECURITIES
______________________________________________________________________________

None

___________________________________________________________________________

                                  SIGNATURES
______________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           ZURICKIRCH CORP.
                                           [Registrant]

Dated October 17, 2001                By /s/ John Chris Kirch
                                         ____________________________________
                                                           , President