Form 10KSB
period 2001-12-31
ZURICKIRCH CORP
filed 2002-03-12
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended    December 31, 2001
                          -------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from__________________to __________________.


                 Commission File number 333-42936
                                             -----------

                         ZURICKIRCH CORP.
   -----------------------------------------------------------
        (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
--------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

       3960 Howard Hughes Parkway, 5th Floor, Las Vegas, NV     89109
 ----------------------------------------------------   ---------
                 (Address of principal executive offices)       (Zip )

Issuer's telephone number, including area code     801-420-6400
                                                ---------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class             Name of each exchange on which registered

       None                                  None
   -------------                    ---------------------


Securities registered pursuant to section 12(g ) of the Act:

                               None
                         ---------------
                         (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ]   No [  ]          (2)  Yes [x ]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $    0
                                                          ----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 31, 2001, the aggregate market value of the voting stock held by non-affiliates was $324,500 based on 3,245,000 shares held by non-affiliates multiplied by the price at which common shares were recently sold to the public, or $.10 per share. We have no "established public market" for our shares; the market value of the shares held by non-affiliates is based on the price of shares sold in an offering which closed in May 2001.

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 6,745,000 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424
(b) or (c) under the Securities Act of 1933: None

==============================================================================
                              TABLE OF CONTENTS
==============================================================================

                              PART I

                                                                         Page

ITEM 1.   DESCRIPTION OF BUSINESS......................................... 4

ITEM 2.   DESCRIPTION OF PROPERTIES ...................................... 9

ITEM 3.   LEGAL PROCEEDINGS .............................................. 9

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .............. 9


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......  9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..... 11

ITEM 7.   FINANCIAL STATEMENTS .......................................... 14

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................ 23


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT ... 23

ITEM 10.  EXECUTIVE COMPENSATION ........................................ 25

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 25

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 26


                             PART IV

ITEM 13.  EXHIBITS ...................................................... 27

          SIGNATURES..................................................... 28

==============================================================================

                       ITEM 1.  DESCRIPTION OF BUSINESS

==============================================================================

BUSINESS DEVELOPMENT

History
-------

Zurickirch Corp. (the "Company") was incorporated under the laws of the State of Nevada on May 9, 1997 as Weston Caribbean Corp. On
March 9, 2000 the name was changed to Zurickirch Acquisitions, Inc. and on April 17, 2000 the name was changed to Zurickirch Corp.

Public Offering
---------------

On January 24, 2001, our Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission. Pursuant to that registration statement in effect, we offered up to 1,000,000 shares of our common stock to the public at an offering price of $.10 per share; 1,395,000 shares were also offered by selling shareholders. Our offering closed on May 31, 2001 with the maximum shares sold to new shareholders for gross proceeds of $100,000; selling shareholders in the offering sold -0- shares.

OUR BUSINESS

General
-------

Our business purpose is the sale of specialty health and nutritional products. Our business plan contemplates a health and nutritional supplement business in the Rocky Mountain region, headquartered in Holladay, Utah and involves the identification of appropriate clientele target markets and securing product manufacturing commitments. It has been our intention to complete our public offering and begin pursuing our goals which we estimated to take approximately one or two months to complete product manufacturing contracts, and another approximately four to six months to complete sales test market plans and to hire and train any necessary employees. We have not met these target dates, and we have spent the majority of the funds raised in our offering with little results; we intend to continue to pursue our business purposes as described but will require additional funding; as an alternative we may be forced to seek alternative business opportunities.

Our Products
------------

We have had health and nutritional research specialists design, draft and complete special formulations of our proposed nutritional products. The plans will be submitted to product manufacturers in Salt Lake City, Utah for review, cost analysis and volume bids.

The formulation specialists were selected for their extensive background and experience in the health and nutritional industry. Our products were created as a result of the belief by management that a substantial niche market exists in the nutritional supplement industry, for unique and effective products. We believe our natural health and nutritional supplements could offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. The company has completed the development of its initial product line, and has established relationships with suppliers of the various nutrients comprising the Zurickirch Health products. The company has established a relationship with a Utah nutritional manufacturer, which will provide the company with packaging, warehousing and distribution services.

Our initial product line is comprised of herbal formulas and nutritional supplement formulas in the following categories:

      *     Weight-loss and fat management.
      *     Cardiovascular conditions.
      *     Antioxidant protection.
      *     Memory enhancement and senility prevention.
      *     Prostate protection and BHP reversal.
      *     Impotency reversal and sexual enhancement.
      *     Detoxification procedures.
      *     Daily nutritional requirements.

These products are expected to be available approximately 90 days from their manufacturing orders depending on the volume and seasonal availability of the ingredients. Additional products and programs, covering a variety of health needs, are planned for future development, and will be introduced into the market as the company's financial situation and operating and marketing results dictate.

To date, we have not placed any manufacturing orders other than samples.

Manufacturing
-------------

Should we succeed in establishing a market interest in our products, we plan to have all manufacturing done in the local facilities of various contract manufacturing companies. These contract manufacturers do not make and distribute their own line of nutritional supplements. Rather, their entire business is manufacturing products for other nutritional marketing companies under each of their client's private labels. Agreements have been discussed with some of these contract facilities to produce our nutritional supplements according to our exact specifications. Lead-time for the delivery of our product orders will vary with each of these manufacturers depending upon certain factors. In order to protect us from ever running out of products, we have found out-of-state manufacturing facilities as well who have said they will be willing to enter into manufacturing agreements with us on a product by product basis. In all cases pricing will be based on quantities of products made, and availability of raw materials.

Once our products have been manufactured, we will rent storage space from our manufacturers, who are also able to do packaging and direct shipping to our customers in our behalf.

To date, we have not had sufficient market interest to warrant placing any manufacturing orders.

Our Market/Industry Overview
----------------------------

We believe that more and more consumers appear to want safer, natural alternatives to the traditional prescription medications and their many unwanted side-effects. We also believe that because of the consumers' desire for safer, naturally effective alternatives, we may be able to compete in this industry by offering unique, safe and effective health and nutritional supplements within the framework of specific health modalities and complete nutritional programs.

Although we have not conducted any formal market studies or analyses of the nutritional supplement and the over-the-counter medicine industry in undertaking its business, management believes a few trends are apparent.

First, the type and range of nutritional supplements have expanded considerably over the past several years as new research and new technologies have created new methods of preparing natural medicines and nutritional supplements. Consequently, management believes that alternatives to traditional prescription medications and one-a-day type of vitamins have, in large part, driven the industry's growth in recent years.

Secondly, the nutritional supplement industry, in general, has enjoyed over twenty consecutive years of growth, notwithstanding a number of business cycles during such period, and it appears that it will continue to grow. The nutritional supplement industry does not appear to be impacted as significantly by general economic conditions as many other industries, due to their relatively modest cost and safety factors, the opportunity in the industry to diversify in range and non-seasonality, and other factors.

Thirdly, natural medicines and nutritional supplements have both pre-planned and impulse purchases, thereby creating numerous unique marketing opportunities. Due to the factors described above, management believes that the industry offers potential for both the large-scale producers, and the smaller, niche market producers like the company. The company believes it has an opportunity to address both seasonal and the traditional year around markets, with an emphasis on the uniqueness of its products.

Although we continue to believe the foregoing market analyses are mostly true, we have found the potential for a small, "niche market" development stage company such as ours to penetrate the market is extremely difficult and will require far more resources than we have currently available.

Marketing/Distribution Methods
------------------------------

Our marketing plan for our line of natural herbal formulas and nutritional supplements, should we be able to generate sufficient interest to warrant marketing, includes:

Low-cost, local newspaper advertising that will focus on "leader" products that have a wide appeal to virtually all age, income and occupational groups. This is a proven method of advertising that has always had a steady and predicable rate of return. All customers will be entered into our database for future references. On a periodic basis, these customers will be contacted by telephone to determine product satisfaction, answer questions and introduce new products. Interested customers will receive new product brochures through the mail.

After a sufficient clientele base has been established the company will expand its advertising to include 30 and 60 second commercials with various local TV and Radio stations.

Competition
-----------

The nutritional supplement business has proven to be intensely competitive. We are competing with large companies in the industry, which have established reputations, name recognition and market share, and the ability to update and expand product lines. Most, if not all, of the companies have significantly greater management, marketing, and creative and financial resources. We believe that the larger, established nutritional companies do not enjoy the same advantage in the niche markets in the industry, due to their traditional approach to the market; however, we have underestimated the amount of funds and experience necessary to compete effectively.

We face substantial competition in establishing our proposed health and nutritional supplements business in the Rocky Mountain region. There are already many well established health and nutritional businesses in Utah alone. It may not be possible for us to compete successfully. Our methods of competition include price, quality of products, and product mix. However, it appears unlikely we will be able to successfully compete based these factors or survive financially given the competition that exists, in the health and nutritional supplements environment.

Status of Any Publicly Announced New Product of Service
-------------------------------------------------------

We have no publicly announced new products or services.

Dependence on Major Customers
------------------------------

As we have not yet established our customer base, we are not dependent on any major customers.

Sources and Availability of Raw Material/Name of Principal Suppliers
--------------------------------------------------------------------

Although we have researched sources of materials as well as suppliers and manufacturers, our business has not developed sufficiently to warrant any further interaction with these supplies/manufacturers. We have not entered into any agreements with any principal suppliers or manufacturers.

Patents, trademarks, licenses, franchises,
concessions, royalty agreements, or labor contracts
---------------------------------------------------

None

Need for government approval on principal products.
--------------------------------------------------

None.

Effect of existing regulations or probable regulations on business.
------------------------------------------------------------------

Other than maintaining our good standing, complying with applicable local business licensing requirements, when and if needed, preparing our periodic reports under the Exchange Act, and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

Costs of research and development in the last two years.
--------------------------------------------------------

We have spent approximately $111,000 on product development in the past two years.

Costs and of compliance with environmental laws.
------------------------------------------------

None

Number of Employees
--------------------

We have no employees; all services are provided by our President.

Possible Change of Business Direction
-------------------------------------

If our initial business operations in the nutritional supplement industry do not prove successful, we will look at several different alternatives including examining the possibility of acquiring an interest in a different business opportunity. Such acquisition of a business opportunity could be made by merger, exchange of stock, or otherwise. We have no source of capital, however, and, at the present time, we intend to continue to pursue our initial business purpose on a limited basis and have not identified any other business opportunity that we plan to pursue. We do, however, remain open to other options, and should an opportunity present itself, we would likely investigate it thoroughly and proceed in a manner which we believe is in the best interests of our shareholders.

Activities Since Completion of Offering
---------------------------------------

Our sales strategies has continued to be based on our belief that our formulas of natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. The majority or our activities since the completion of our financing at the end of May have been focused on seeking to establish a strategic alliance with distributors and marketing firms involved in the nutritional supplement industry. Our ultimate goal has been to introduce our new unique products into their well established networks. The company has also been involved in discussions with advertising and media sales companies to undertake efforts to market our products through the internet, various retail markets, including health food stores, and direct sales through magazines and a toll-free number.

Additionally, the company has investigated finding and establishing a relationship with a "contract" manufacturer, which could provide the company with product manufacturing, bottling and packaging, at a price compatible with the fluctuating market demands.

In addition to sales and marketing the company has been investigating the newest laboratory developments at major universities where a possible proprietary position, patent or joint venture could be developed. These efforts have been an attempt to give the company a better advantage amongst the increasingly stiff competition.

The results of the foregoing efforts have not been successful to date.

===========================================================================

                      ITEM 2.  DESCRIPTION OF PROPERTIES

=============================================================================

Our executive offices are located at 3960 Howard Hughes Parkway, Fifth Floor,
Las Vegas Nevada 89109.   The telephone number is (801) 420-6400 and facsimile
number is (801) 273-1191. The registered and records office of the company is also located at 3960 Howard Hughes Parkway, Fifth Floor, Las Vegas, Nevada, 89109. The executive office is currently being given to the company at no charge during this development stage by our President and as such there are no leases in place. The office space was accounted for by Zurickirch as a contribution to capital by our president at a rate of $165.00 per month during the year 2000 (totaling $990). The same was not expensed in 2001 but will likely be accounted for during 2002 along with the 2002 office rent at the same rate of $165. The space is adequate for our current business operations. Until such time as it becomes necessary to hire staff, the we do not intend on leasing any further space nor purchasing any property.

=============================================================================

                          ITEM 3.  LEGAL PROCEEDINGS

=============================================================================

None.


=============================================================================

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

=============================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2001.


                                   PART II

=============================================================================

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

=============================================================================

Our common stock has been quoted on the OTC Electronic Bulletin Board since December 15, 2001 under the symbol "ZUKH." Prior to such date management is not aware of the quotation or trading of our common stock through any other medium. There is currently no established public trading market for the common stock. For the period from December 15, 2001 through December 31, 2001, there was no bid quotations as reported by the OTC Bulletin Board. If, however, there are any quotations on the OTC Bulletin Board in the future, they will reflect inter-dealer prices, without retail market-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders
-------

At December 31, 2001, the Company had approximately 48 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117; telephone number (801) 272-9294.

Dividends
---------

Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Issuances of unregistered securities
------------------------------------

During the period covered by this report, there were no securities issued which were not registered under the Securities Act or previously reported in another report.

Use of Proceeds from Offering Closed on May 31, 2001
----------------------------------------------------

      The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration under Form SB-2 which closed on May 31, 2001:

      On January 24, 2001, a registration statement filed by Zurickirch on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-42936. Pursuant to the registration statement, we registered a maximum of 1,000,000 shares of our common stock for sale to the public through our President, John Chris Kirch, in a self-underwritten offering. We also registered 1,395,000 shares held by certain selling shareholders who participated in the offering which commenced on January 24, 2001, and closed on May 31, 2001 with maximum proceeds of
$100,000.   The offering price was $0.10 per share. Selling shareholders did not sell any shares in the offering. All of our offering proceeds have been expended as indicated below:

     Between January 24, 2001 (commencement of offering) and May 31, 2001 the Company incurred approximately $15,575 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .    underwriting discounts and commissions................ -0-
     .    finders' fees......................................... -0-
     .    expenses paid to or for underwriters.................. -0-
     .    other expenses: prepaid offering expenses
          including legal, accounting and EDGAR fees............$ 14,350
     .    other offering expenses (not prepaid).................$  1,225
                                                                --------
                                 TOTAL OFFERING EXPENSES........$ 15,575
                                                                ========

     All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of the Company or their associates;
     . persons owing 10% or more of any class of equity securities of the Company ; or
     .   affiliates of the Company

     The net offering proceeds to Zurickirch after deducting expenses of the offering were $84,425. As of December 31, 2001 the Company had used all of the actual net offering proceeds in the following manner:

     product development, manufacturing and supplies       $  43,100
     working capital and office equipment ...........      $  27,303
     sales and marketing expenditures................      $  14,022
                                                            ========

     Total net proceeds expended at Dec. 31,2001.....      $  84,425
                                                            =========
     all expenses were incurred to parties other than:

     . directors, officers, or general partners of the Company or their associates;
     . to persons owing 10% or more of any class of equity securities of the Company ; or
     .   affiliates of the Company

=============================================================================

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

=============================================================================

Forward Looking Information
---------------------------

This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant. The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2001.

Overview
--------

Our plan of operation focuses on products which have been designed as a result of the belief its natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to the formation of Zurickirch Corp., an associate of our predecessor developed the our initial product formulations. Since this time we have worked on establishing relationships with suppliers of the various nutrients comprising the Zurickirch Health products. Additionally, we have investigated establishing a relationship with a Utah "contract" manufacturer, which would provide the Company with product manufacturing, bottling and packaging.

During the past year the we have also been seeking to establish a distributor network with marketing firms involved in the nutritional supplement industry throughout the country. We also investigated marketing our products through the internet, various retail markets including health food stores, and direct sales through a toll-free number.

We have not been successful in our efforts to establish sufficient market interest in our products and have therefore not yet pursued manufacturing contracts or undertaken any mass manufacturing or marketing. We will require additional funding to continue pursuing our business plan.

Plan of Operation over the Next Twelve Months
---------------------------------------------

At this time we have only $3,791 in cash, no other assets and no source of revenues. The cash available to us will not be sufficient to fund our day to day operations over the next twelve months. We will need a minimum of approximately $4,000 to fund day to day expenses which include $165 in office rent, and approximately $6,000 for legal, accounting and compliance expenses associated with our reporting obligations under the Exchange Act. Our president has indicated that he will be willing to contribute the office rent to capital; he will also likely advance any funds necessary for minimal day to day operations. Such advances will be repaid in either cash, when available to us, or equity.

The above referenced cash needs are our minimum needs to continue development of the company but do not include funds necessary to pursue our business plan. During the next 12 months, the we intend to actively seek out and investigate possible improvements to our business strategies. In our efforts for successful business operations management will follow the procedures outlined in Item 1. Business, above. We also intend to remain open to other business opportunities which may present themselves including an acquisition or merger with another entity. Because we lack funds, it may be necessary for the management to either advance us funds or we may have to accrue expenses until such time as successful business operations can be established. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

Further, the management intends to defer any compensation until such time as operations become adequately profitable, and will strive to have the business operations provide for remuneration. If we elect to engage outside advisors or consultants in an efforts to achieve successful operations, it may be necessary for to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we elect to raise additional capital, most likely the only method available to us would be the private sale of its securities. Because we are a development stage company, it is unlikely that we could make another public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, the Company had $3,791 in assets all of it comprised of cash. Our liabilities consisted of a note payable to our president. The note was in the principal amount of $50,466 with an interest rate of 8%. We have no revenues or other source of cash flows with which to repay this note.

Results of Operations
----------------------

We are a development stage company; our operations have been limited to conducting an offering of common stock to the public and limited product development during our fiscal year ended December 31, 2001.

Risk Factors; known trends; uncertainties affecting our business
----------------------------------------------------------------

      We Are a Development State Company With No Revenues and Anticipate Losses for the Foreseeable Future

      Our company was incorporated in the State of Nevada on May 9, 1997 and had conducted only limited operating activities. Our sole director/officer has only limited experience in managing or operating health and nutritional products business. Although, we intend to locate and hire one or more managers with significant prior experience, we will only do so if our operations warrant the same. We currently have no commitment to hire any experienced managers. Our sole director will only devote part time efforts to this business due to other business interests he has. We have only a very limited operating history. We have no customers as yet, and we will not have any customers until the proposed health product formulas are manufactured, labeled and available for us to sell. We have had no revenue to date. We may not succeed in this business and may be required to seek other business opportunities. It is likely we will continue to see losses in the foreseeable future.

     We Will Need Additional Financing to Implement Our Business Plan and Such Financing May Be Unavailable or Too Costly for Us

     The time frame for implementation of our business plan was six to twelve months from the close of our offering (which closed on May 31, 2001). The amount of funds needed for this period was estimated to be $50,000 to $100,000. More than six months has passed since the close of our offering and the maximum proceeds of $100,000 have already been expended with little results. We need additional funding to effectuate our business plan. While we anticipate that one possible source of funds would be an additional public offering, we may have to rely on other financing such as private placements or debt financing to implement our plans. We may not succeed in raising any additional funds through debt or equity financing.

     Our independent auditor has expressed doubt concerning our ability to continue as a going concern.

     Unless we raise additional capital to address this problem we may be unable to continue in business. As disclosed in Note 4 to our financial statements included in this Form 10KSB, we do not have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through other means.

=============================================================================

                        ITEM 7.  FINANCIAL STATEMENTS

=============================================================================

The following financial statements begin on the next page:

Report of Andersen, Andersen & Strong, Certified Public Accountants ..... 15

Balance Sheets as of December 31, 2001................................... 16

Statements of Operations for years ended December 31, 2001,
and 2000 and the  Period May 9, 1997 to December 31, 2001 ............... 17

Statements of Changes in Stockholders' Equity for the
period May 9, 1997 to December 31, 2001 ................................. 18

Statements of Cash Flows for the years ended December 31, 2001, and 2000 and the period May 9, 1997 to December 31, 2001 ............... 19

Note to the Financial Statements ........................................ 20

ANDERSEN ANDERSEN & STRONG, L.C.                941 East 3300 South, Suite 202
Certified Public Accountants and                    Salt Lake City, Utah 84106
Business Consultants                                    Telephone 801 486-0096
Member SEC Practice Section of the AICPA                      Fax 801 486-0098




Board of Directors
ZuricKirch Corp.
Salt Lake City, Utah


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of ZuricKirch Corp. (development stage company) at December 31, 2001 and the related statement of operations, stockholders' equity, and cash flows for the the years ended December 31, 2001, and 2000 and the period from May 9, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZuricKirch Corp. at December 31, 2001 , and the results of operations, and cash flows for the years ended December 31, 2001, and 2000 and the period from May 9, 1997 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        s/ Andersen Andersen and Strong LC
Februrary  28, 2002
Salt Lake City, Utah

                        ZURICKIRCH  CORP.
                   (Development Stage Company)
                          BALANCE SHEET
                        December 31, 2001

==============================================================================

ASSETS
CURRENT ASSETS

   Cash                                                         $      3,791
                                                                -------------

     Total Current Assets                                       $      3,791
                                                                =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable - related party - Note 3                          50,466
                                                                -------------

     Total Current Liabilities                                        50,466
                                                                -------------

STOCKHOLDERS' EQUITY

   Preferred stock
       10,000,000 shares authorized at $0.001 par value;
        none outstanding                                                   -
   Common stock
       50,000,000 shares authorized at $0.001 par value;
       6,745,000 issued and outstanding  - Note 3                      6,745

   Capital in excess of par value                                    312,957

   Accumulated deficit during  the development stage                (366,377)
                                                                -------------

     Total Stockholders' Deficiency                                  (46,675)
                                                                -------------

                                                                $      3,791
                                                                =============


The accompanying notes are an integral part of these financial statements.

                        ZURICKIRCH  CORP.
                   (Development Stage Company)
                      STATEMENT OF OPERATIONS
      For the Years Ended December 31, 2001 and 2000 and the
   Period May 9, 1997 (date of inception) to December 31, 2001
=============================================================================

                                                               Period
                                       Dec 31,     Dec 31,     May 9, 1997
                                        2001        2000       to Dec 31, 2001
                                   ------------- ------------- ---------------

REVENUES                           $          -  $          -  $            -
                                   ------------- ------------- ---------------

EXPENSES

   Product development                   57,122        54,000         111,122
   Administrative                        86,486        64,626         150,707
   Interest expense                         405         1,538           2,348
   Depreciation                           2,200           300           2,500
                                   ------------- ------------- ---------------
                                        146,213       120,464         266,677
                                   ------------- ------------- ---------------

NET LOSS FROM OPERATIONS               (146,213)     (120,464)       (266,677)

DISCONTINUED OPERATIONS - Note 1

   Loss from abandoned
    business activity                         -             -         (99,700)
                                   ------------- ------------- ---------------

NET LOSS                           $   (146,213) $   (120,464) $     (366,377)
                                   ============= ============= ===============
NET LOSS PER COMMON SHARE

   Basic                           $       (.03) $       (.03)
                                   ------------- -------------
AVERAGE OUTSTANDING SHARES

   Basic                              5,635,000     4,713,750
                                   ------------- -------------



 The accompanying notes are an integral part of these financial statements.



                            ZURICKIRCH  CORP.
                       (Development Stage Company)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      Period May 9, 1997 (date of inception) to December 31, 2001
=============================================================================================



                                                                   Capital in
                                              Common Stock          Excess of  Accumulated
                                          Shares        Amount      Par Value    Deficit
                                       ------------- ------------ ------------ ------------
Balance May 9, 1997 (date of inception)           -  $         -  $         -  $         -

Issuance of common stock for cash
  at $.001 - May  9, 1997                 2,970,000        2,970            -            -

Issuance of common stock for services
  at $.001 - May 9, 1997                  1,030,000        1,030            -            -

Issuance of common stock for cash
  at $1.00 - June 5, 1997                    50,000           50       49,950            -

Issuance of common stock for cash
  at $.86 - June 5, 1997                      9,000            9        7,691            -

Issuance of common stock for cash
  at $1.00 - July 28, 1997                    1,000            1          999            -

Issuance of common stock for cash
  at $.10 - December 1, 1997                300,000          300       29,700            -

Net operating loss for the period
  ended December  31, 1997                        -            -            -      (82,403)

Issuance of common stock for cash
  at $.07 - February 3, 1998                100,000          100        6,900            -

Net operating loss for the year
  ended December 31, 1998                         -            -            -      (17,297)

Net operating loss for the year
  ended December 31, 1999                         -            -            -            -

Issuance of common stock for cash
  at $.10 - May 31, 2000                    435,000          435       43,130            -

Contributions to capital by
  officer - expenses                              -            -          990            -

Net operating loss for the year
  ended December 31, 2000                         -            -            -     (120,464)
                                       ------------- ------------ ------------ ------------

Balance  December 31, 2000                4,895,000        4,895      139,360     (220,164)

Issuance of common stock for payment
  of debt at $.089 - February 2001          850,000          850       74,597            -

Issuance of common stock for cash
  at $ .10 - April &  May 2001            1,000,000        1,000       99,000            -

Net operating loss for the year
  ended  December 31, 2001                        -            -            -     (146,213)
                                       ------------- ------------ ------------ ------------

Balance December 31, 2001                 6,745,000  $     6,745  $   312,957  $  (366,377)
                                       ============= ============ ============ ============




The accompanying notes are an integral part of these financial statements.



                        ZURICKIRCH  CORP.
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
     For the Years Ended December 31, 2001 and 2000,  and the
   Period May 9, 1997 (date of inception) to December 31, 2001




                                                                Period
                                        Dec 31,     Dec 31,     May 9, 1997 to
                                         2001        2000       Dec 31, 2001
                                    ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                           $   (146,213) $   (120,464) $    (366,377)

 Adjustments to reconcile net loss
  to net cash provided by operating
  activities

   Changes in accounts payable           (29,847)        3,838         50,466
   Common capital stock issued
     for services                              -             -          1,030
   Contribution to capital -expenses           -           990            990
   Depreciation                            2,200           300          2,500
                                    ------------- ------------- --------------
      Net Cash From (Used)
       in Operations                    (173,860)     (115,336)      (311,391)
                                    ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase office equipment                    -        (4,500)       (4,500)
                                    ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from notes payable         77,447        76,475         77,447
  Proceeds from issuance of
   common stock                          100,000        43,565        242,235
                                    ------------- ------------- --------------
                                         177,447       120,040        319,682
                                    ------------- ------------- --------------

Net Increase (Decrease) in Cash            3,587           204          3,791

Cash at Beginning of Period                  204             -              -
                                    ------------- ------------- --------------

Cash at End of Period               $      3,791  $        204  $       3,791
                                    ============= ============= ==============

NON CASH FLOWS FROM OPERATING ACTIVITIES

  Issuance of 1,030,000 common shares for services - 1997     $      1,030
  Contributions to capital by officer - expenses - 2000                990
  Issuance of 1,550,000 for payment of debt - 2001                 145,447


The accompanying notes are an integral part of these financial statements.

                        ZURICKIRCH  CORP.
                   (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
=============================================================================


1.  ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on May 9, 1997 with authorized common stock of 50,000,000 shares with a par value of $.001 and preferred stock of 10,000,000 shares with a par value of $.001 with the name "Weston Caribbean Corp". No terms and conditions have been determined by management for the preferred capital stock. On March 9, 2000 the name was changed to "Zuric Kirch Acquisitions, Inc." and on April 17, 2000 to "ZuricKirch Corp."

The Company has been in the business of the development of resort properties in the Caribbean however during 1998 the business purpose was changed to the health products industry. The company sustained a loss of $99,700 (with no adjustment for income tax) during its investigation of a potential development property in the Caribbean.

The Company has not started operations and is in the development stage.

During May, 2000 the Company completed a private placement offering of 435,000 common shares of its capital stock for $43,565 and during April and May 2001 an offering of 1,000,000 shares for $100,000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On December 31, 2001, the Company had a net operating loss carry forward of $366,377. The income tax benefit of approximately $109,913 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2013 through 2022.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Transactions with related parties have been completed between the Company and the president- director and family which consists of the following.

    Acquisition of 68% of the outstanding common capital stock after the issuance of stock listed below.
    A demand  interest bearing loan to the Company of  $50,466.
    A partial payment on the loan made to the Company by the transfer of office equipement.

During February 2002, subsequent to balance sheet date, 3,255,000 shares of common stock of the Company were issued as payment of the loan balance of $50,466. The outstanding stock after this issuance was 10,000,000 shares.

Office space, at no charge, for six months at $165 per month, which is considered to be the fair value. The amount of $990 has been recognized as a contribution to capital.

                        ZURICKIRCH  CORP.
                   (Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS - continued
=============================================================================

4.  GOING CONCERN

The Company does not have sufficient working capital to service its debt and to develop the products for the health care field, however, the management has developed a strategy to obtain the additional working capital needed through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

=============================================================================

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

=============================================================================


Zurickirch has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.



                                   PART III

=============================================================================

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

=============================================================================

General
-------

The following table sets forth certain information regarding the current sole director and executive officer of Zurickirch:

                                     POSITION(S) WITH
   NAME                  AGE         THE COMPANY               DIRECTOR SINCE

 John Chris Kirch        44          President, CEO                 1997
                                      Director
                                     Treasurer/secretary
                                      Chief Financial Officer

There are no family relationships among any of the directors or executive officers of the Company.

Other Public Companies
----------------------

John Chris Kirch is also a director of K-1 Builders, Inc.

Business Experience
-------------------

The following information is furnished for the sole executive officer and director of Zurickirch:

JOHN CHRIS KIRCH has served as the President and Chief Executive Officer of the Company since its inception on May 9, 1997. Since that time he has contributed his time and effort without a salary.

Our directors are elected to hold office until the next annual meeting of the shareholders and until his or her successor is elected and duly qualified. The bylaws state that the annual meeting of shareholders shall be held at the Board of Directors discretion.

Involvement in Certain Legal Proceedings
----------------------------------------

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

      (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

      (ii)  engaging in any type of business practice; or

      (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
------------------------------------------------

We do not have a class of securities registered pursuant to Section 12 of the

Exchange Act and therefore are not required to comply with Section 16(a) of the Exchange Act.

=============================================================================

                       ITEM 10.  EXECUTIVE COMPENSATION

=============================================================================

Cash Compensation
-----------------

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.

Bonuses and Deferred Compensation
---------------------------------

None.

Compensation Pursuant to Plans
------------------------------

None.

Pension Table
-------------

None.

Other Compensation
-------------------

None

Compensation of Directors
-------------------------

None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

=============================================================================

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

=============================================================================

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                     Amount and Nature
Name and Address                     of Beneficial
of Beneficial Owner                  Ownership(1)             Percent of Class
--------------------------------     --------------------     ---------------

John Chris Kirch                          3,000,000                 44.0%
3960 Howard Hughes Parkway 5th floor
Las Vegas, NV  89109
Officer/Director/5% Owner

Jay W. Kirch                                500,000                  7.4%
3960 Howard Hughes Parkway 5th floor
Las Vegas, NV  89109
5% Owner

Total owned by all officers
and directors as a group (1 person)       3,000,000                 44.0%

     (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

=============================================================================

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

=============================================================================

Transactions with Directors, Executive Officers, 5% Security Holders & Others
-----------------------------------------------------------------------------

There were no material transactions, or series of similar transactions, in the last two years, or any currently proposed transactions, or series of similar transactions, to which Zurickirch was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters (for entities formed in the past five years)
-----------------------------------------------------------------------

AS a founder in 1997, and organizer of Zurickirch's business, John Chris Kirch, our sole director and president, is considered a "promoter" of our company. During the past two years the following transactions occurred between Mr Kirch and Zurickirch: during 2001, he loaned Zurickirch a total of $50,466. The loan is a demand interest bearing loan at an interest rate of 8% and was repaid in shares of our common stock subsequent to our year end. Mr. Kirch also provides office space to us valued at $165 per month. In 2000 the rent was considered a contribution to capital of $990 by Mr. Kirch; the same was not expensed in 2001 and such expense will be addressed in 2002. Mr Kirch, who is our sole director and management of Zurickirch, believes both the rent and loans made to our company can be considered competitive and favorable.

Parents.
-------

None

                                   PART IV

=============================================================================

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

=============================================================================

(a) Exhibits


Exhibit
Number              Description
--------       --------------------------------
3.1*                Articles of Incorporation
3.2*                By-laws

*   previously filed with initial filing on form SB-2, August 3, 2000


(b) Reports on 8-K

   No reports on 8-K were filed during the last quarter of the period covered by this report.

=============================================================================

                                  SIGNATURES

=============================================================================

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZURICKIRCH


Date: March 8, 2002                By: /s/ John Chris Kirch
                                      ------------------------------------
                                        John Chris Kirch
                                        Chief Financial Officer

In accordance the Exchange Act, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: March 8, 2002               By /s/ John Chris Kirch
                                     ------------------------------------
                                     John Chris Kirch, President
                                     CEO, CFO, Secretary/Treasurer and
                                     Director