Form 10QSB
period 2002-03-31
ZURICKIRCH CORP
filed 2002-04-30
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31,  2002
                               ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _______________________.


       Commission File number         333 - 42936
                                       ------------------------

                        ZURICKIRCH   CORP.
         ------------------------------------------------
        (Exact name of registrant as specified in charter)

          Nevada                                           87-0631750
--------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   3960 Howard Hughes Parkway, 5th Floor, Las Vegas, Nevada         84124
--------------------------------------------------------------    -----------
(Address of principal executive offices)                          (Zip Code)


                          1-801-750-1511
           -------------------------------------------
        Registrant's telephone number, including area code

                                NA
       ----------------------------------------------------
      (Former name, former address, and former fiscal year,
                  if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No[ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                     Class              Outstanding at March  31, 2002
         -----------------------------  -------------------------------
              Common  Stock, $0.001             10,000,000

                        TABLE OF CONTENTS

                                                                      Page
                                                                     Number
PART I.                                                             ---------

   ITEM 1. Financial Statements (unaudited)............................... 3

       Balance Sheets..................................................... 4
        March 31, 2002 and December 31, 2001

       Statements of Operations
        For the three months ended March 31, 2002 and 2001................ 5 and the period May 9, 1997 to March 31, 2002

       Statements of Cash Flows
         For the three months ended March 31, 2002 and 2001............... 6 and the period May 9, 1997 to March 31, 2002

       Notes to Financial Statements...................................... 7

   ITEM 2. Plan of Operation.............................................. 9

PART II

   ITEM 1. Legal Proceedings............................................. 11
   ITEM 2  Changes in securities......................................... 11
   ITEM 3. Defaults upon Senior Securities............................... 11
   ITEM 4. Submission of Matters to a Vote of Security Holders........... 11
   ITEM 5  Other Information............................................. 11
   ITEM 6. Exhibits and Reports on 8-K................................... 12
           Signatures.................................................... 12

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The accompanying balance sheets of  Zurickirch  Corp.    at March  31,
2002 and December 31, 2001, and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and the period May 9, 1997 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                        ZURICKIRCH  CORP.
                    (Development Stage Company)
                          BALANCE SHEETS
                March 31, 2002 and December 31, 2001
==============================================================================



                                                       Mar 31,     Dec 31,
                                                        2002        2001
                                                   ------------- -------------

ASSETS
CURRENT ASSETS

 Cash                                              $        375  $      3,791
                                                   ------------- -------------

       Total Current Assets                        $        375  $      3,791
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Notes payable - related parties - Note 3        $          -  $     50,466
                                                   ------------- -------------

       Total Current Liabilities                              -        50,466
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

   Preferred stock
       10,000,000 shares authorized at $0.001
       par value; none outstanding                            -            -
   Common stock
       50,000,000 shares authorized at $0.001
       par value; 10,000,000 issued and out-
       standing at March 31, 2002; 6,745,000
       at December 31, 2001                              10,000         6,745
   Capital in excess of par value                       366,168       312,957
   Accumulated deficit during  the development stage   (375,793)     (366,377)
                                                   ------------- -------------
       Total Stockholders' Deficiency                       375       (46,675)
                                                   ------------- -------------
                                                   $        375  $      3,791
                                                   ============= =============



 The accompanying notes are an integral part of these financial statements.

                        ZURICKIRCH  CORP.
                   (Development Stage Company)
                     STATEMENT OF OPERATIONS
   For the Three Months Ended March 31, 2002 and 2001 and the
     period May 9, 1997 (date of inception) to March 31, 2002
==============================================================================

                                                               Period
                                      Mar 31,      Mar 31,     May 9, 1997
                                       2002         2001       to Mar 31, 2002
                                   ------------- ------------- ---------------

REVENUES                           $          -  $          -  $            -
                                   ------------- ------------- ---------------

EXPENSES

 Product development                          -        22,045         111,122
 Administrative                           9,416        19,654         160,123
 Interest expense                             -             -           2,348
 Depreciation                                 -           225           2,500
                                   ------------- ------------- ---------------
                                          9,416        41,924         276,093
                                   ------------- ------------- ---------------
NET LOSS FROM OPERATIONS                 (9,416)      (41,924)       (276,093)

DISCONTINUED OPERATIONS - Note 1

   Loss from abandoned
   business activity                          -             -         (99,700)
                                   ------------- ------------- ---------------

NET LOSS                           $     (9,416) $    (41,924) $     (375,793)
                                   ============= ============= ===============

NET LOSS PER COMMON SHARE
  Basic                            $          -  $       (.01)
                                   ============= =============
AVERAGE OUTSTANDING SHARES
  Basic                              10,000,000     6,745,000
                                   ============= =============



The accompanying notes are an integral part of these financial statements.

                         ZURICKIRCH CORP.
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
    For the Three Months Ended March 31, 2002 and 2001, and the
     Period May 9, 1997 (date of inception) to March 31, 2002
==============================================================================

                                                                Period
                                       Mar 31,      Mar 31,     May 9, 1997 to
                                        2002         2001       Mar 31, 2002
                                    ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                           $     (9,416) $    (41,924) $    (375,793)

 Adjustments to reconcile net loss
  to net cash provided by operating
  activities

    Changes in accounts payable                -        (2,300)        50,466
    Common capital stock issued
      for services                             -             -          1,030
    Contribution to capital                    -             -            990
    Depreciation                               -           225          2,500
                                    ------------- ------------- --------------
        Net Cash From (Used)
        in Operations                     (9,416)      (43,999)      (320,807)
                                    ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase office equipment                    -             -         (4,500)
                                    ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Contributions to capital -
    related party                          6,000             -          6,000
  Proceeds from notes payable                  -        70,000         77,447
  Proceeds from issuance
    of common stock                            -             -        242,235
                                    ------------- ------------- --------------

  Net Increase (Decrease) in Cash         (3,416)       26,001            375

  Cash at Beginning of Period              3,791           204              -
                                    ------------- ------------- --------------

  Cash at End of Period             $        375  $     26,205  $         375
                                    ============= ============= ==============


NON CASH FLOWS FROM OPERATING AND FINANCIAL ACTIVITIES
   Issuance of 1,030,000 common shares for services - 1997      $      1,030
   Contributions to capital by officer - expenses                        990
   Issuance of 1,550,000 for payment of debt - 2001                  145,447
   Issuance of 3,255,000 for payment of debt - 2002                   50,466



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

Income Taxes
------------

On March 31, 2002, the Company had a net operating loss carry forward of $375,793. The income tax benefit of approximately $112,738 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2013 through 2023.

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

   Acquisition of 78% of the outstanding common capital stock after the issuance of stock listed below.
   A demand interest bearing loan to the Company of $50,466 was paid by the issuance 3,255,000 shares.

4.  GOING CONCERN

The Company does not have sufficient working capital to service its debt and to develop the products for the health care field, however, the management has developed a strategy to obtain the additional working capital needed through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

ITEM 2.       PLAN OF OPERATION

Forward Looking Information
---------------------------

      This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant. The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2001.

Overview
--------

     Our plan of operation focuses on products which have been designed as a result of the belief our natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to the formation of Zurickirch Corp., an associate of our predecessor developed our initial product formulations. Since this time we have worked on establishing relationships with suppliers of the various nutrients comprising the Zurickirch health products. Additionally, we have investigated establishing a relationship with a Utah "contract" manufacturer, which would provide us with product manufacturing, bottling and packaging.

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

Plan of Operation over the Next Twelve Months
---------------------------------------------

     At this time we have only $375 in cash, no other assets and no source of revenues. The cash available to us will not be sufficient to fund our day to day operations over the next twelve months. We will need a minimum of approximately $4,000 to fund day to day expenses which include $165 in office rent, and approximately $6,000 for legal, accounting and compliance expenses associated with our reporting obligations under the Exchange Act. Our president has indicated that he will be willing to contribute the office rent to capital; he will also likely advance any funds necessary for minimal day to day operations. Such advances will be repaid in either cash, when available to us, or equity.

     The above referenced cash needs are our minimum needs to continue development of the company but do not include funds necessary to pursue our business plan. During the next 12 months, the we intend to actively seek out and investigate possible improvements to our business strategies. Management intends to actively continue to pursue its business plan. We also intend to remain open to other business opportunities which may present themselves including an acquisition or merger with another entity. Because we lack funds, it may be necessary for management to either advance us funds or we may have to accrue expenses until such time as successful business operations can be established. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

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

      We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.

Risk Factors; known trends; uncertainties affecting our business
----------------------------------------------------------------

      Our company continues to be subject to certain risks which are mainly associated with development stage companies such as ours:

      . We are a development stage company with no revenues; we anticipate losses for the foreseeable future.

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

      . We will need additional financing to implement our business plan and such financing may be unavailable or too costly for us.

      The time frame for implementation of our business plan was six to twelve months from the close of our offering (which closed on May 31, 2001). The amount of funds needed for this period was estimated to be $50,000 to $100,000. More than nine months has passed since the close of our offering and the maximum proceeds of $100,000 have already been expended with little results. We need additional funding to effectuate our business plan. While we anticipate that one possible source of funds would be an additional public offering, we may have to rely on other financing such as private placements or debt financing to implement our plans. We may not succeed in raising any additional funds through debt or equity financing.

      . Our independent auditor has expressed doubt concerning our ability to continue as a going concern.

      Unless we raise additional capital to address this problem we may be unable to continue in business. As disclosed in Note 4 to our financial statements included in this Form 10QSB, we do not have an established source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through other means.

                   PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              NONE


ITEM 2.       CHANGES IN SECURITIES

Issuance of Unregistered Securities
------------------------------------

      During the three months ended March 31, 2002, we issued 3,255,000 restricted common shares as payment of debt to one individual, an officer/director. The shares satisfied $ 50,466 in loans made to us and were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933 as amended in a "transaction not involving a public offering." We believe we were entitled to rely upon the exemption because: the purchaser (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition, and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. In addition, the purchaser, as an officer and director, is considered to be "accredited" as that term is defined under the Securities Act. We believe that, in light of the foregoing, the sale of our securities to the purchaser did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Final Use of Proceeds from Offering Closed on
May 31, 2001 reported on Annual Report
------------------------------------------

     We reported in accordance with Rule 701(f) regarding Use of Proceeds of a registration under Form SB-2 (which closed on May 31, 2001) in our Form 10-KSB for December 31, 2001. The last of our net proceeds of $84,425 were expended during that period ended and we are no longer subject to reports on Use of Proceeds in this Part II, Item 2, under that rule.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              NOT APPLICABLE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE

ITEM 5.       OTHER INFORMATION

              NONE

ITEM 6.       EXHIBITS

      (a)       Exhibits

Exhibit
Number              Description
---------           ------------

3.1*                Articles of Incorporation
3.2*                By-laws

*   previously filed with initial filing on form SB-2, August 3, 2000


      (b)       Reports on 8-K

      No reports on 8-K were filed during the quarter covered by this report.



                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                          ZURICKIRCH   CORP.
                                          [Registrant]



Dated   April 29, 2002                  By    /s/   John Chris Kirch
                                           ----------------------------
                                           John Chris Kirch , President, Chief
                                           Financial Officer, Chief Executive
                                           Officer and Director