Form 10QSB/A
period 2001-03-31
ZURICKIRCH CORP
filed 2002-06-21
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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
                            ___________________

                         ZURICKIRCH CORP.
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

           Balance Sheets...................................................4
           March 31, 2001 and  December 31, 2000

           Statements of Operations
           For the three months ended March 31, 2001 and 2000...............5 and the period May 9, 1997 to March 31, 2001

           Statements of Cash Flows
           For the three months ended March 31, 2001 and 2000...............6 and the period from May 9, 1997 to March 31, 2001

           Notes to Financial Statements....................................7

   ITEM 2. Plan of Operation...............................................10


PART II

   ITEM 2. Changes in Securities ..........................................12

           Signatures......................................................13

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

                   ITEM 2.   PLAN OF OPERATION

------------------------------------------------------------------------------

General
-------

Initially, our company was in the business of the development of resort properties in the Caribbean; however, during 1998 the business purpose was changed to the health products industry specializing in health and nutritional supplements. We sustained a loss of $99,700 (with no adjustment for income tax
- see note 2) during our investigation of a potential development property in the Caribbean.

We recently filed a Registration Statement on Form SB-2 to raise up to $100,000 for the pursuit of our new business purpose. The registration statement was declared effective subsequent to quarter end on April 3, 2001.

We are in the development stage and have no revenues.

Plan of Operation
-----------------

The following discussion comprises our plan of operation at the time of the filing of our initial Form 10QSB for March 31, 2001:

Our plan of operation for the next twelve months is to raise funds through our offering, finalize product manufacturing contracts for our nutritional supplements, develop an attractive marketing campaign in order to secure product sales and expand business operations as reasonably practicable. In addition to providing capital to help defray various start-up expenditures, management believes that a principal use of the offering proceeds will be to provide initial working capital necessary for operations until revenues are generated to cover such operating expenditures. In order to achieve satisfactory business operations management is engaging in a number of development stage and preliminary activities. The following table outlines these activities with steps, costs, and funding sources:

      Steps to be taken            Costs      Funding Source
      -----------------            ------     ---------------

      raise funds through          $10,000    Previous private placement
      the offering

      finalize product             $ 1,000    Public Offering
      manufacturing contracts

      develop an attractive        $25,000    Public Offering
      marketing campaign

      Have products manufactured   $45,000    Public Offering
      for test marketing

      expand business operations   $20,000    Public Offering

The anticipated date of first revenues from these activities is estimated at six months.

In support of the above mentioned activities over the next several months, we will seek to establish a distributor network with marketing firms involved in the nutritional supplement industry throughout the country. We have also undertaken research efforts to potentially market our products through the internet, with various retail markets, including health food stores, and direct sales through a toll-free number. To date, we have not generated any revenues and there can be no assurance the company we will be successful in any of these efforts.

We do however, believe the growth and vitality of the health and nutritional industry will enhance our growth opportunities and chances for a successful sales operation. We believe that as population grows there is additional economic room for competing businesses to enter the market. There is no guarantee that current growth rates will continue. They may decline without warning.

We believe that the Rocky Mountain region has and will continue to be a good location for the successful operation of a health and nutritional product business. Our officers and directors have substantial business contacts in the industry and believe that this will aid us in our business efforts.

If the maximum offering is completed, we believe we will have sufficient funding to satisfy our cash requirements for the next twelve (12) months. However, even if the offering is sold, we may need to seek additional debt or equity capital to meet cash requirements unless net revenue from sales of products generates sufficient capital. There can be absolutely no assurance that revenue from operations will provide us with funds sufficient to meet our cash requirements.

If less than all shares are sold, or if only a nominal amount is sold the we may have serious difficulties operating. We do not have an established source of revenue sufficient to cover our operating costs. Therefore, our ability to continue as a going concern is dependent upon our ability to successfully complete our securities offering, operate profitably and/or raise additional capital through other means. If we have to seek additional financing by issuing debt securities, the terms of these securities could limit our flexibility in making business decisions. Failure to achieve sufficient proceeds in this offering and/or additional debt financing could render us unable to continue in business.

Activities subsequent to filing of our initial Quarterly Report for the period ended March 31, 2001 and the filing of this amended 10QSB.
--------------------------------------------------------------------

Since the filing of our Quarterly Report on Form 10QSB for the period ended March 31, 2001 (on May 8, 2001), and the filing of this amended quarterly report for that period, we executed an Agreement and Plan of Reorganization with Aspect Semiquip International, Inc. ("ASI"), an Arizona corporation specializing in computer technology. If and when the reorganization is consummated, it will effect both a change in the direction of our business and a change in control our company, and contemplates the following:

     . The acquisition by us of all issued and outstanding shares of ASI from its sole shareholder, Douglas Dixon (1,750,000 shares);
     . The issuance of 18,000,000 of our restricted common shares to ASI giving ASI 85% control of our company;
     . Cancellation of approximately 6,255,000 of our currently outstanding shares the majority of which are owned by our president; and
     .     ASI becoming our wholly owned subsidiary

The agreement was entered into on May 16 and scheduled to close on May 30, 2002 or on another date as mutually agreed upon and is subject to certain actions including but not limited to approval by each company's board of directors and shareholders. As of the date of the filing of this amended 10QSB, the contemplated reorganization has not yet been consummated.

Our decision to enter into this transaction was a result of our failure to achieve even a limited success with our intended nutritional supplement business as well as both a lack of funds and a lack of possible additional financing to continue with our efforts to effect our business plan. Although we successfully completed our offering, the $100,000 in gross proceeds combined with additional funds contributed by management were not sufficient for us to successfully implement our plan. Our decision to remain open to other opportunities was a result of both a lack of successful implementation of our business plan as well as various factors including the post September 11 economy when sales markets for our products slowed considerably.


-----------------------------------------------------------------------------

                         PART II - OTHER

                 ITEM 2 -  CHANGES IN SECURITIES

---------------------------------------------------------------------------

Issuance of unregistered shares
-------------------------------

During the three months ended March 31, 2001 we issued 850,000 restricted common shares to repay $75,447 in advances. The loans were made by three individuals, two non-affiliates, and one individual who is the brother of our president. The shares were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933 as amended in a "transaction not involving a public offering." We believe we are entitled to rely upon the exemption because: the purchasers (i) were aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for their own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition, and (iv) were aware that the certificate representing the securities would bear a legend restricting their transfer.

Use of offering proceeds
------------------------

Subsequent to the period covered by this report, on April 3, 2001, a registration statement filed by Zurickirch on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-42936. Pursuant to the registration statement, we registered a maximum of 1,000,000 shares of our common stock for sale to the public through our President, John Chris Kirch, in a self-underwritten offering. We also registered 1,395,000 shares held by certain selling shareholders who participated in the offering which commenced on April 3,
2001.   The offering price is $0.10 per share. The Company will be required to report on Use of Proceeds in accordance with Rule 701(f) in its first periodic report following the effective date, April 3, 2001, which will be the June 30, 2001, Quarterly Report on Form 10QSB.

-----------------------------------------------------------------------------

                            SIGNATURES

-----------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   ZURICKIRCH   CORP.
                                   [Registrant]


Dated June 18, 2002                By /s/ John Chris Kirch
                                      -----------------------------
                                      John Chris Kirch
                                      President, Chief Financial Officer
                                      Chief Accounting Officer