Form 10QSB/A
period 2001-06-30
ZURICKIRCH CORP
filed 2002-06-21
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                          FORM 10-QSB/A
                         Amendment No.1

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

              Notes to Financial Statements...............................7

     ITEM 2.  Plan of Operation..........................................10


PART II

     ITEM 2.  Changes in securities .....................................12

              Signatures.................................................13

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

                                        4



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

                                6

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

                   ITEM 2.   PLAN OF OPERATION
______________________________________________________________________________

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

We recently filed a Registration Statement on Form SB-2 to raise up to $100,000 for the pursuit of our new business purpose. The registration statement was declared effective at the beginning of this quarter, on April 3, 2001.

We are in the development stage and have no revenues.

Plan of Operation
-----------------

The following discussion comprises our plan of operation at the time of the filing of our initial Form 10QSB for June 30, 2001:

Our plan of operation focuses on products which have been designed as a result of the belief our natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to the formation of Zurickirch Corp., an associate of our predecessor developed our initial product formulations. Since this time we have worked on establishing relationships with suppliers of the various nutrients comprising the our nutritional supplement products. Additionally, we have established a relationship with a Utah "contract" manufacturer, which would provide the Company with product manufacturing, bottling and packaging.

Our goals during 2001 have been to complete our securities offering and begin effecting our business plan by identifying appropriate clientele target markets, securing product manufacturing commitments, and beginning sales and marketing of our health and nutritional products. In May 2001, we completed our offering; we also received a product manufacturing commitment with Harvard Health Systems. We received product samples for marketing and sales in June 2001 and began seeking retail distribution. Currently, we are also attempting to establish a distributor network for our products with various marketing firms involved in the nutritional supplement industry and with local retail stores

At this time, however, we have expended the proceeds from our offering (see "Use of Proceeds", under Part II, Item 2, below) and currently have only $23,059 in cash available to us (the balance of $29,500 loaned to us by our president in the first quarter) and no source of revenues. Our liabilities consist of a note payable to our president including accrued interest of $29,566. The note was in the principal amount of $29,500 with an interest rate of 8%. We have no revenues or other source of cash flows with which to repay this note. During the six months ended June 30, 2001, we also satisfied approximately $75,447 in debt from advances made to us during 2000, through the issuance of 850,000 common shares and invested an additional $57,122 into the development of our nutritional supplement products including $14,022 in associated marketing efforts. The cash available to us, however, will not be sufficient to fund our day to day operations over the next twelve months and continue to market our products. Despite our lack of cash, we intend to continue in to aggressively pursue our business plan in attempt to capitalize on some of the positive responses received on product samples and contacts we have been fostering throughout the first half of the year. We will continue to develop these relationships in hopes of achieving some market recognition especially a local health and wellness clinic called Renu-Health which test results with clients looked favorable.

Our cash requirement over the next twelve months include a minimum of approximately $4,000 to fund day to day expenses which include $165 in office rent, and approximately $6,000 for legal, accounting and compliance expenses associated with our reporting obligations under the Exchange Act over the next year. Our president has indicated that he will be willing to contribute the office rent to capital; he will also likely advance a portion of the additional funds necessary for us to continue to market our products. Such advances will be repaid in either cash, when available to us, or equity. Because we did not meet our goals prior to spending our offering proceeds we will require additional funding. At this date, we have made no estimate of how much additional cash we will need to achieve positive results of our efforts to market our products. Management is investigating other funding sources. While we anticipate that one possible source of funds would be an additional public offering, it is more likely that we will have to rely on other financing such as private placements or debt financing to implement our plans. We may not succeed in raising any additional funds through debt or equity financing.

Activities subsequent to filing of our initial Quarterly Report for the period ended June 30, 2001 and the filing of this amended 10QSB.
-------------------------------------------------------------------

Since the filing of our Quarterly Report on Form 10QSB for the period ended June 30, 2001 on August 6, 2001, and the filing of this amended quarterly report for that period, we executed an Agreement and Plan of Reorganization with Aspect Semiquip International Inc. ("ASI"), an Arizona corporation specializing in computer technology. The reorganization, if and when consummated, will effect both a change in the direction of our business and a change in control our company, and contemplates the following:

      .     The acquisition by us of all issued and outstanding shares of ASI from its sole shareholder, Douglas Dixon (1,750,000 shares);
      .     The issuance of 18,000,000 of our restricted common shares to ASI giving ASI 85% control of our company;
      .     Cancellation of approximately 6,255,000 of our currently
            outstanding, shares the majority of which are owned by our president; and
      .     ASI becoming our wholly owned subsidiary

The agreement was entered into on May 16, 2002, and scheduled to close on May 30, 2002 or on another date as mutually agreed upon and is subject to certain actions including, but not limited to, approval by each company's board of directors and shareholders. As of the date of the filing of this amended 10QSB, the contemplated reorganization has not yet been consummated.

Our decision to enter into this transaction was a result of our failure to achieve even a limited success with our intended nutritional supplement business as well as both a lack of funds and a lack of possible additional financing to continue with our efforts to effect the plan. Although we successfully completed our offering, the $100,000 in gross proceeds combined with additional funds contributed by management (over $50,000 during 2001) were not sufficient for us to successfully implement our plan. Our decision to remain open to other opportunities is a result of both the lack of successful implementation of our business plan as well as various factors including the post September 11 economy when sales markets for our products slowed considerably.

_____________________________________________________________________________

                         PART II - OTHER

                  ITEM 2.  CHANGES IN SECURITIES
______________________________________________________________________________


No issuance of unregistered securities
--------------------------------------

There were no unregistered securities issued during the June 30, 2001 quarter ended.

Use of proceeds from effective registration
-------------------------------------------

The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration under Form SB-2 which closed on May 31, 2001:

On April 3, 2001, a registration statement by us on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-42936. Pursuant to the registration statement, we registered a maximum of 1,000,000 shares of our common stock for sale to the public through our President, John Chris Kirch, in a self-underwritten offering. We also registered 1,395,000 shares held by certain selling shareholders who participated in the offering which commenced on April 3,
2001, and closed on May 31, 2001 with maximum proceeds of $100,000.   The
offering price was $0.10 per share. Selling shareholders did not sell any shares in the offering. As of June 30, 2001, our offering proceeds have been expended as indicated below:

     Between April 3, 2001 (commencement of offering) and May 31, 2001 the Company incurred approximately $15,575 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     The net offering proceeds to Zurickirch after deducting expenses of the offering were $84,425. As of June 30, 2001 the Company had used all of the actual net offering proceeds in the following manner:

     product development, manufacturing and supplies       $  43,100
     working capital and office equipment ...........      $  27,303 (1)
     sales and marketing expenditures................      $  14,022
                                                            ========

     Total net proceeds expended at Dec. 31,2001.....      $  84,425
                                                            =========
     all expenses were incurred to parties other than:

     . directors, officers, or general partners of the Company or their associates;
     . to persons owing 10% or more of any class of equity securities of the Company ; or
     .   affiliates of the Company



     (1) working capital included such general and administrative expenses as travel, consulting fees paid to market researchers and business development consultants, legal and accounting for compliance with reporting requirements, insurance, office supplies.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                         ZURICKIRCH CORP.
                                         [Registrant]



Dated June 18, 2002                 By /s/ John Chris Kirch
                                       --------------------------------
                                       John Chris Kirch, President,
                                       Chief Financial Officer and
                                       Chief Accounting Officer