Form 10QSB/A
period 2001-09-30
ZURICKIRCH CORP
filed 2002-06-21
CIK 1118344

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

    For the transition period from________________to______________________


    Commission File number: 333-42936


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

             Statements of Operations
             For the three and nine months ended September 30, 2001 and
             2000 and the period  May 9, 1997 to September 30, 2001........5

             Statements of Cash Flows
             For the nine months ended September 30, 2001 and 2000
             and the period May 9, 1997 to September 30, 2001..............6

             Notes to Financial Statements.................................7

     ITEM 2. Plan of Operations............................................9

PART II.

     ITEM 2  Changes in Securities........................................ 11

             Signatures....................................................12

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


                                5

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

In April of 2001 our Registration Statement filed on Form SB-2 to raise up to $100,000 for the pursuit of our new business purpose was declared effective. Our offering closed on May 31, 2001 with gross proceeds of $100,000. We are in the development stage and have no revenues.

Plan of Operation
-----------------

The following discussion comprises our plan of operation at the time of the filing of our initial Form 10QSB for September 30, 2001:

Our plan of operation focuses on products which have been designed as a result of the belief our natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients.

Our goals during 2001 have been to complete our securities offering and begin effecting our business plan by identifying appropriate clientele target markets, securing product manufacturing commitments, and beginning sales and marketing of our health and nutritional products. In May 2001, we completed our offering; we also received a product manufacturing commitment with Harvard Health Systems. We received product samples for marketing and sales in June 2001 and began seeking retail distribution. We also attempted to establish a distributor network for our products with various marketing firms involved in the nutritional supplement industry and with local retail stores. During the third quarter our efforts focused on capitalizing on some of the positive response received on product samples and contacts we fostered throughout the first half of the year. We also focused on a local health and wellness clinic called Renu-Health which test results with clients looked favorable. Our efforts in the third quarter were hampered by difficult economic times resulting from both the dot com failures which negatively impacted small business especially start-up companies, as well as the domino effect of the post-September 11 economy when sales markets for our products slowed considerably.

At this time we have expended the proceeds from our offering (see "Use of Proceeds", under Part II, Item 2, below) and currently have only $10,788 in cash available to us (the balance of $29,500 loaned to us by our president in the first quarter) and no source of revenues. Our liabilities consist of a note payable to our president including accrued interest of $29,971. The note was in the principal amount of $29,500 with an interest rate of 8%. We have no revenues or other source of cash flows with which to repay this note. During the nine months period ended September 30, 2001 , we also satisfied approximately $75,447 in debt from advances made to us during 2000, through the issuance of 850,000 common shares (during the first quarter) and invested an additional $57,122 into the development of our nutritional supplement products including $14,022 in associated marketing efforts (during the second quarter.)

The cash available to us will not be sufficient to fund our day to day operations over the next twelve months and continue to market our products.

Our cash requirement over the next twelve months include a minimum of approximately $4,000 to fund day to day expenses which include $165 in office rent, and approximately $6,000 for legal, accounting and compliance expenses associated with our reporting obligations under the Exchange Act over the next year. Our president has indicated that he will be willing to contribute the office rent to capital; he will also likely advance a portion of the additional funds necessary for us to continue to market our products. Such advances will be repaid in either cash, when available to us, or equity. Because we did not meet our goals prior to spending our offering proceeds we will require additional funding. At this date, we have made no estimate of how much additional cash we will need to achieve positive results of our efforts to market our products. Management is investigating other funding sources. While we anticipate that one possible source of funds would be an additional public offering, it is more likely that we will have to rely on other financing such as private placements or debt financing to implement our plans. We may not succeed in raising any additional funds through debt or equity financing. Management intends to take a serious look at the potential for our industry in the post September 11 economy as well in order to make a decision as to how to proceed with our business plan or whether we should investigate a change in our business direction.

Activities subsequent to filing of our initial Quarterly Report for the period ended September 30, 2001 and the filing of this amended 10QSB.
-------------------------------------------------------------------------

Since the filing of our Quarterly Report on Form 10QSB for the period ended September 30, 2001 on October 17, 2001, and the filing of this amended quarterly report for that period, we executed an Agreement and Plan of Reorganization with Aspect Semiquip International, Inc. ("ASI"), an Arizona corporation specializing in computer technology. If the reorganization is consummated, it will effect both a change in the direction of our business and a change in control our company, and contemplates the following:

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



                         PART II - OTHER

                  ITEM 2.  CHANGES IN SECURITIES
______________________________________________________________________________

There were no unregistered securities issued during this quarter.

The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration under Form SB-2 which closed on May 31, 2001:

On April 3, 2001, a registration statement filed by Zurickirch on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-42936. Pursuant to the registration statement, we registered a maximum of 1,000,000 shares of our common stock for sale to the public through our President, John Chris Kirch, in a self-underwritten offering. We also registered 1,395,000 shares held by certain selling shareholders who participated in the offering which commenced on April 3, 2001, and closed on May 31, 2001 with maximum proceeds of
$100,000.   The offering price was $0.10 per share. Selling shareholders did not sell any shares in the offering. As of September 30, 2001, our offering proceeds have been expended as indicated below:

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

The net offering proceeds to Zurickirch after deducting expenses of the offering were $84,425. As of September 30, 2001 the Company had used all of the actual net offering proceeds in the following manner:

     product development, manufacturing and supplies       $  43,100
     working capital and office equipment ...........      $  27,303 (1)
     sales and marketing expenditures................      $  14,022
                                                            ========
     Total net proceeds expended at Dec. 31,2001.....      $  84,425
                                                            ========

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

                                           ZURICKIRCH CORP.
                                           [Registrant]

Dated June 18, 2002                 By: /s/ John Chris Kirch
                                         ____________________________________
                                         John Chris Kirch, President,
                                         Chief Financial Officer and
                                         Chief Accounting Officer