Form 10KSB/A
period 2001-12-31
ZURICKIRCH CORP
filed 2002-06-21
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                                 FORM 10-KSB/A
                         Amendment No. 1

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended    December 31, 2001
                          -------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from__________________to __________________.


                       Commission File number 333-42936
                                             -----------

                               ZURICKIRCH CORP.
         -----------------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
--------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

        3960 Howard Hughes Parkway, 5th Floor, Las Vegas, NV     89109
        ----------------------------------------------------   ---------
                 (Address of principal executive offices)       (Zip )

Issuer's telephone number, including area code     801-750-1511
                                                ---------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class             Name of each exchange on which registered

       None                                  None
   -------------                    ---------------------

Securities registered pursuant to section 12(g ) of the Act:

                               None
                         ----------------
                         (Title of Class)

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

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 6,745,000 shares of common stock issued and outstanding. As of March 31, 2002, the registrant had 10,000,000 shares of common stock issued and outstanding.

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

ITEM 1.   DESCRIPTION OF BUSINESS......................................... 4

ITEM 2.   DESCRIPTION OF PROPERTIES ...................................... 9

ITEM 3.   LEGAL PROCEEDINGS .............................................. 9

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .............. 9


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...... 10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..... 12

ITEM 7.   FINANCIAL STATEMENTS .......................................... 16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................ 25


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT ... 25

ITEM 10.  EXECUTIVE COMPENSATION ........................................ 27

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 28


                             PART IV

ITEM 13.  EXHIBITS ...................................................... 29

          SIGNATURES..................................................... 30

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

Public Offering
---------------

On April 3, 2001, our Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission. Pursuant to that registration statement in effect, we offered up to 1,000,000 shares of our common stock to the public at an offering price of $.10 per share; 1,395,000 shares were also offered by selling shareholders. Our offering closed on May 31, 2001 with the maximum shares sold to new shareholders for gross proceeds of $100,000; selling shareholders in the offering sold -0- shares.

OUR BUSINESS

General
-------

Our business purpose is the sale of specialty health and nutritional products. Our business plan contemplates a health and nutritional supplement business in the Rocky Mountain region and Las Vegas and involves the identification of appropriate clientele target markets and securing product manufacturing commitments.

Our goals during 2001 have been to complete our securities offering and begin effecting our business plan by identifying appropriate clientele target markets, securing product manufacturing commitments, and beginning sales and marketing of our health and nutritional products. We received a product manufacturing commitment with Harvard Health Systems in May of 2001. We received product samples for marketing and sales in June 2001 and began seeking retail distribution. We also sought to establish a distributor network for our products with various marketing firms involved in the nutritional supplement industry and with local retail stores. In addition, we attempted to market our products through a local health and wellness clinic called Renu-Health which test results with clients looked favorable. However, the clinic had financial difficulties and after September 11, 2001, the company went out of business. Since this time, we found the high number of competitors and the less than favorable market conditions after September 11 left us with a questionable future in the nutritional product business.

Possible Change of Business Direction
-------------------------------------

As a result of the foregoing, we did not meet our goals or our target dates, and we spent all of the funds raised in our offering, along with additional funds advanced by our president, with unsatisfactory results. Although we hope to continue to pursue our business purposes as described in more detail below, we will require additional funding; as an alternative we may be forced to seek alternative business opportunities. Our decision to remain open to other opportunities is a result of various factors including the post September 11 economy when sales markets for our products slowed considerably. In early October we decided we should consider other alternatives to our original plans if and when they became available to us due to the serious concerns about the state of our economy and our lack of success to date in penetrating the health and nutrition market which has become competitively more difficult in the last 6 months. As of December 31, 2001, we had not achieved results in finding alternative business activities.

Our Products
------------

Our formulas were designed by Howard E. Abrams, Sr., director of the Mother Nature Research Institute and his associate scientists Dr. Robert Morrow, M.D. and Dr. Nester Ledesma, D.P.M. Each has many years of research expertise and formulation experience. To date, we have paid $111,122 for the research and development costs of the formulas which includes some preliminary marketing expenses of $14,000. In addition, we agreed to pay Mr. Abrams and his associates a 2% royalty fee for each product as it is sold. The formulation specialists were selected for their extensive background and experience in the health and nutritional industry.

Our products were created as a result of the belief by management that a substantial niche market exists in the nutritional supplement industry, for unique and effective products. We believe our natural health and nutritional supplements could offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. In addition to the completion of our initial product line as well as researching manufacturing commitments, as discussed below, we also established relationships with suppliers of the various nutrients comprising the Zurickirch Health products.

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

As part of our product development, the plans for our nutritional supplements were submitted to product manufacturers in Salt Lake City, Utah for review, cost analysis and volume bids; as of May of 2001 we had received a product manufacturing commitment from Harvard Health Systems, a Utah nutritional manufacturer, which agreed to provide the company with packaging, warehousing and distribution services.

Provided we receive orders for our products, we expect them to be available approximately 90 days from their manufacturing orders depending on the volume and seasonal availability of the ingredients. Additional products and programs, covering a variety of health needs, are planned for future development, and will be introduced into the market should our financial situation, as well as the general conditions in the health and nutritional supplement market, improve.

To date, we have not placed any manufacturing orders other than samples.

Our Market/Industry Overview
-----------------------------

Our attempted entry into the nutritional supplement market was based on the following:

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

Marketing/Distribution Methods
-------------------------------

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

Competition
------------

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

                                7-

Status of Any Publicly Announced New Product of Service
-----------------------------------------------------------

We have no publicly announced new products or services.

Dependence on Major Customers
-----------------------------

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

Patents, trademarks, licenses, franchises, concessions,
------------------------------------------------------
royalty agreements, or labor contracts
--------------------------------------

None, except we agreed to pay a 2% royalty fee to Mr. Howard Abrams and his two associates for each product as it is sold.

Need for government approval on principal products.
---------------------------------------------------

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

Costs and of compliance with environmental laws.
------------------------------------------------

None

Number of Employees.
--------------------

We have no employees; all services are provided by our President.

Activities subsequent to filing of our initial Annual Report on Form 10KSB.
---------------------------------------------------------------------------

Since the filing of our Annual Report on Form 10KSB on March 12, 2002, and the filing of this amended Annual Report, we executed an Agreement and Plan of Reorganization with Aspect Semiquip International, Inc. ("ASI"), an Arizona corporation specializing in computer technology. The reorganization, when and if consummated, will effect both a change in the direction of our business and a change in control of our company, and contemplates the following:

     .      The acquisition by us of all issued and outstanding shares of ASI from its sole shareholder, Douglas Dixon(1,750,000 common shares);
     .      The issuance of 18,000,000 of our restricted common shares to ASI giving ASI 85% control of our company;
     .      Cancellation of approximately 6,255,000 of our currently
            outstanding shares the majority of which are owned by our
            president; and
     .      ASI becoming our wholly owned subsidiary

The agreement was entered into on May 16 and is scheduled to close on May 30, 2002 or on another date as mutually agreed upon and is subject to certain actions including but not limited to approval by each company's board of directors and shareholders. As of the date of the filing of this amended 10KSB, the contemplated reorganization has not yet been consummated.

===========================================================================

                      ITEM 2.  DESCRIPTION OF PROPERTIES

=============================================================================

Our executive offices are located at 3960 Howard Hughes Parkway, Fifth Floor,
Las Vegas Nevada 89109.   The telephone number is (801) 750-1511 and facsimile
number is (801) 273-1191. The registered and records office of the company is also located at 3960 Howard Hughes Parkway, Fifth Floor, Las Vegas, Nevada, 89109. The executive office is currently being given to the company at no charge during this development stage by our President and as such there are no leases in place. The office space was accounted for by Zurickirch as a contribution to capital by our president at a rate of $165.00 per month during the year 2000 (totaling $990). The same was not expensed in 2001 but will likely be accounted for during 2002 along with the 2002 office rent at the same rate of $165. The space is adequate for our current business operations. Until such time as it becomes necessary to hire staff, we do not intend on leasing any further space nor purchasing any property.


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

Shares subject to Rule 144.
--------------------------

As of March 8, 2002, the date of our initial Annual Report, we had 10,000,000 shares issued and outstanding of which 9,000,000 shares are "restricted" and subject to the resale provisions of Rule 144 of the Securities Act. Of the 9,000,000 "restricted shares" outstanding, all but 3,255,000 common shares, could be sold pursuant Rule 144, provided each of the applicable terms and provisions of the rule are met. In general, under Rule 144 a person who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of that class of securities or the average weekly trading volume in such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate and who has satisfied a two year holding period. Any sales of a substantial amount of our common stock in the open market, under Rule 144 or otherwise, could have a significant adverse effect on the market price of our common stock. We have no agreement with any of our security holders to register "restricted" shares under the Securities Act.

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

     The net offering proceeds to Zurickirch after deducting expenses of the offering were $84,425. As of December 31, 2001 the Company had used all of the actual net offering proceeds in the following manner:

     product development, manufacturing and supplies       $  43,100
     working capital and office equipment ...........      $  27,303(1)
     sales and marketing expenditures................      $  14,022
                                                            ========
     Total net proceeds expended at Dec. 31,2001.....      $  84,425
                                                            =========

     (1) working capital included such general and administrative expenses as travel, consulting fees paid to market researchers and business development consultants, legal and accounting for compliance with reporting requirements, insurance, office supplies, etc.

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

=============================================================================

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

=============================================================================

Forward looking information
---------------------------

This report on Form 10-KSB contains certain "forward-looking statements". Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant. The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2001.

Overview
--------

As of the date of our initial Annual Report on 10KSB, our plan of operation focused on products which have been designed as a result of the belief our natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to the formation of Zurickirch Corp., an associate of our predecessor developed our initial product formulations. Since this time we have worked on establishing relationships with suppliers of the various nutrients comprising the Zurickirch Health products. Additionally, we have established a relationship with a Utah "contract" manufacturer, which would provide the Company with product manufacturing, bottling and packaging.

During the past year we have also been seeking to establish a distributor network with marketing firms involved in the nutritional supplement industry throughout the country. We also investigated marketing our products through the internet, various retail markets including health food stores, and direct sales through a toll-free number.

We have not been successful in our efforts to establish sufficient market interest in our products and have therefore not yet further pursued manufacturing contracts or undertaken any mass manufacturing or marketing. We will require additional funding to continue pursuing our business plan or must seek alternative business purposes.

Plan of operation over the next twelve months
----------------------------------------------

As of December 31, 2001, we had only $3,791 in cash, no other assets and no source of revenues. The cash available to us will not be sufficient to fund our day to day operations over the next twelve months. We will need a minimum of approximately $4,000 to fund day to day expenses which include $165 in office rent, and approximately $6,000 for legal, accounting and compliance expenses associated with our reporting obligations under the Exchange Act. Our president has indicated that he will be willing to contribute the office rent to capital; he will also likely advance any funds necessary for minimal day to day operations. Such advances will be repaid in either cash, when available to us, or equity.

The above referenced cash needs are our minimum needs to remain operational but do not include funds necessary to pursue our business plan. During the next 12 months, we intend to actively seek out and investigate possible improvements to our business strategies and well as other funding sources. As of the current date, lack of funds dictates that the pursuit of our business plan will be limited to continuing to establish relationships with potential distributors of our products in hopes that some sales might be generated. We also intend to remain open to, and may actively seek, other business opportunities which may present themselves including an acquisition or merger with another entity. Because we lack funds, it may be necessary for management to either advance us funds or we may have to accrue expenses until such time as successful business operations can be established. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

Further, management intends to defer any compensation until such time as operations become adequately profitable, and will strive to have the business operations provide for remuneration. If we elect to engage outside advisors or consultants in an efforts to achieve successful operations, it may be necessary for to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we elect to raise additional capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make another public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis.

Considerations we will make in seeking a change of our business direction
-------------------------------------------------------------------------

Management believes that it is possible, if not probable, for a company like ours, without many significant assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public".

Management acknowledges that the selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that management will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

In management's analysis of a business opportunity, we will consider, among other things, the following factors:

      . Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

      . Management's perception of how any particular business opportunity will be received by the investment community and our stockholders;

      . Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

      .     The extent to which the business opportunity can be advanced;

      . Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

      . Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

      . The cost of participation as compared to the perceived tangible and intangible values and potential; and

      . The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. The task of comparative investigation and analysis of business opportunities will be extremely difficult and complex.

It is likely that management will be inclined to negotiate a merger or acquisition due to current management's failure to successfully penetrate the nutrition supplement market. Management believes it will be easier to consummate a transaction with another entity than to raise sufficient funds to pursue its current business purpose successfully.

Based on the above information, and since the date of the filing of our initial annual report on March 8, 2002 and the filing of this amended Annual report, we have entered into an Agreement and Plan of Reorganization with a private company, which will, if consummated, effect both a change of our control and a change of our business direction.

Liquidity and capital resources
-------------------------------

As of December 31, 2001, the Company had $3,791 in assets all of it comprised of cash. Our liabilities consisted of a note payable to our president. The note was in the principal amount of $50,466 with an interest rate of 8%. We have no revenues or other source of cash flows with which to repay this note. Subsequent to our year end, the note was paid through the issuance of 3,255,000 shares of our common stock. The $50,466 advanced by our president was utilized for general and administrative expenses during 2001. The issuance of the 3,255,000 shares gave our president, John Chris Kirch, 62.55% control of Zurickirch.

Other sources of liquidity during 2001 include:

     o In February 2001 we satisfied loans totaling $75,447 through the issuance of 850,000 shares; the loans were made by three individuals during mid summer of 2000; the majority of these funds were utilized to pay our initial product development costs of $54,000 and investigating market opportunities.

     o During the first quarter of 2001, $70,000 in cash was loaned by two individuals: one of whom was the president ($29,500) and one of whom was a non-affiliate($40,500). The president's loan was converted into equity along with the additional funds he advanced in 2001 (which increased his loan to us to $50,466.) The $40,500 non-affiliate advance was also converted into our common stock. The advance by our president was used mostly for operating capital prior to the effectiveness of the offering; the balance was used to fund further product development and pursuit of our business plan once the offering proceeds were expended.

     o $100,000 in proceeds from our offering (See Item 5." Use of Proceeds.")

Results of operations
---------------------

We are a development stage company; our operations have been limited to conducting an offering of common stock to the public and limited product development during our fiscal year ended December 31, 2001.

Risk factors; known trends; uncertainties affecting our business
-----------------------------------------------------------------

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

     We Will Need Additional Financing to Implement Our Business Plan and Such Financing May Be Unavailable or Too Costly for Us; We May Need to Seek Other Business Opportunities.

     The time frame for implementation of our business plan was six to twelve months from the close of our offering (which closed on May 31, 2001). The amount of funds needed for this period was estimated to be $50,000 to $100,000. More than six months has passed since the close of our offering and the maximum proceeds of $100,000 have already been expended with unsatisfactory results. We need additional funding to effectuate our business plan. While we anticipate that one possible source of funds would be an additional public offering, we may have to rely on other financing such as private placements or debt financing to implement our plans. We may not succeed in raising any additional funds through debt or equity financing. We may also pursue other opportunities which could result in change of business direction or change of control of our company. Such efforts would not necessarily result in a successful business operations.

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

=============================================================================

                        ITEM 7.  FINANCIAL STATEMENTS

=============================================================================

The following financial statements begin on the next page:

Report of Andersen, Andersen & Strong, Certified Public Accountants ......17
Balance Sheets as of December 31, 2001....................................18
Statements of Operations for years ended December 31, 2001,
   and 2000 and the  Period May 9, 1997 to December 31, 2001 .............19
Statements of Changes in Stockholders' Equity for the
   period May 9, 1997 to December 31, 2001 ...............................20
Statements of Cash Flows for the years ended December 31, 2001, and 2000 and the period May 9, 1997 to December 31, 2001 ..............21
Note to the Financial Statements .........................................22

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




Board of Directors
ZuricKirch Corp.
Salt Lake City, Utah


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of ZuricKirch Corp.(development stage company) at December 31, 2001 and the related statement of operations, stockholders' equity, and cash flows for the the years ended December 31, 2001, and 2000 and the period from May 9, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZuricKirch Corp. at December 31, 2001, and the results of operations, and cash flows for the years ended December 31, 2001, and 2000 and the period from May 9, 1997 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                  -20-

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

    Acquisition of 68% of the outstanding common capital stock after the issuance of stock listed below.
    A demand  interest bearing loan to the Company of  $50,466.
    A partial payment on the loan made to the Company by the transfer of office equipment.

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

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

=============================================================================

General

The following table sets forth certain information regarding the current sole director and executive officer of Zurickirch:

                                     POSITION(S) WITH
   NAME                  AGE         THE COMPANY               DIRECTOR SINCE
_____________________________________________________________________________
 John Chris Kirch        44          President, CEO                 1997
                                     Director
                                     Treasurer/secretary
                                     Chief Financial Officer

There are no family relationships among any of the directors or executive officers of the Company; however, Mr. Jay Kirch, the brother of John Chris Kirch, served as a director and vice president from March of 2000 until December 15, 2001. Jay Kirch resigned due to increased time spent on his full time job; he did not have sufficient time to devote to our business.

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

Other public companies
----------------------

John Chris Kirch is also a director of K-1 Builders, Inc.

Business experience
-------------------

The following information is furnished for the sole executive officer and director of Zurickirch:

JOHN CHRIS KIRCH, age 44, has served as our President, Chief Executive Officer, Chief Financial Officer, and director since our inception on May 9, 1997. Since that time he has contributed his time and effort without a salary and devotes approximately 40-60% of his time to our business. Mr. Kirch served in 2001 as an officer and director of K-1 Builders, Inc., a small development stage construction company. He was also chairman of Txon International Development Corporation for two years since its inception in January of 1998. Txon specialized in providing building and construction services to expanding corporations. Beginning in January of 1997, Mr. Kirch spent time working on business expansion plans with Weston Hotels and Properties, Inc., and Weston Caribbean Corp, our predecessor, until May of 1998 when due to lack of funding Mr. Kirch ceased pursuing both Weston Hotels and Properties, Inc. and Weston Caribbean Corp. There was also an overlapping period from January 1998 to May 1998 when Mr. Kirch served as an officer and director of both of the Weston
companies and Txon International Development Corporation.   From April of 1994
to December of 1996 Mr. Kirch was a cofounder and director of planning for ABT Global Pharmaceutical Corporation.

Involvement in certain legal proceedings
-----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

Other compensation
------------------

None

Compensation of directors
-------------------------

None.

Termination of employment and change of control arrangement
------------------------------------------------------------

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

=============================================================================

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

=============================================================================

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of the most recent practicable date, March 8, 2002, based on 10,000,000 shares issued and outstanding at that date, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock;
(ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                     Amount and Nature
Name and Address                     of Beneficial
of Beneficial Owner                  Ownership(1)             Percent of Class
--------------------------------     --------------------     ---------------

John Chris Kirch (2)                      6,255,000                 62.55%
3960 Howard Hughes Parkway 5th floor
Las Vegas, NV  89109
Officer/Director/5% Owner

Jay W. Kirch                                500,000                  5.0%
3960 Howard Hughes Parkway 5th floor
Las Vegas, NV  89109
5% Owner

Total owned by all officers
and directors as a group (1 person)       6,255,000                 62.55%

     (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

     (2) John Chris Kirch owned 3,000,000 shares of our common stock as of our year end or 44% of the 6,755,000 shares then issued and outstanding. John Chris Kirch and Jay Kirch are brothers.

=============================================================================

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

=============================================================================

Transactions with directors, executive officers, 5% security holders & others
-----------------------------------------------------------------------------

There were no material transactions, or series of similar transactions, in the last two years, or any currently proposed transactions, or series of similar transactions, to which Zurickirch was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with promoters (for entities formed in the past five years)
---------------------------

As a founder in 1997, and organizer of Zurickirch's business, John Chris Kirch, our sole director and president, is considered a "promoter" of our company. During the past two years the following transactions occurred between Mr. Kirch and Zurickirch:

     . During 2001, he loaned us a total of $50,466 ($29,500 during the first quarter with balance throughout the remainder of the year). The loan was a demand interest bearing loan at an interest rate of 8% and was repaid in 3,255,000 shares of our common stock subsequent to our year end. The share issuance gave John Chris Kirch a 62.55% control of Zurickirch.

     . Mr. Kirch also provides office space to us valued at $165 per month. In 2000 the rent was considered a contribution to capital of $990 by Mr. Kirch; the same was not expensed in 2001 and such expense will be addressed in 2002.

Mr Kirch, who is our sole director and management of Zurickirch, believes both the rent and loans made to our company can be considered competitive and favorable.

In addition, a $75,447 loan was made by three individuals in mid-2000, one of whom was a brother of John Chris Kirch, Kevin Kirch. Kevin Kirch's portion of the loan was $35,000. The other two parties were not affiliated with us or with any of our then officers/ directors/promoters. Kevin Kirch received 350,000 shares as repayment of his portion of the loan in February of 2001 resulting in a reduction in notes payable.

Parents.
-------

None

                             PART IV

=============================================================================

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

=============================================================================

(a) Exhibits


Exhibit
Number              Description
-------------------------------

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

                                    ZURICKIRCH


Date: June 19, 2002                By: /s/ John Chris Kirch
                                      ------------------------------------
                                        John Chris Kirch
                                        Chief Financial Officer
                                        Chief Accounting Officer

In accordance the Exchange Act, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: June 19, 2002               By /s/ John Chris Kirch
                                     ------------------------------------
                                     John Chris Kirch, President
                                     CEO, CFO, CAO, Secretary/Treasurer and
                                     Director