Form 10QSB
period 2002-06-30
ZURICKIRCH CORP
filed 2002-08-19
CIK 1118344

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 000-1118344

ZURICKIRCH CORP

(Exact name of registrant as specified in charter)
Nevada	84-1405298
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

3945 Wasatch Blvd #282, Salt Lake City, Utah 84124

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 278-8000

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of June 30, 2002

Common Stock, $0.001 10,000,000

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: None

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Zurickirch Corp. (a development stage company) at June 30, 2002 and December 31, 2001, and the statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the period from May 9, 1997 to June 30, 2002, and the cash flows for the six months ended June 30, 2002 and 2001, and the period from January 1, 1991 to June 30, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

ZURICKIRCH CORP.

(Development Stage Company)

BALANCE SHEETS

June 30, 2002 and December 31, 2001

	June 30,	Dec 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash	$ 26	$ 3,791
	___________	___________
Total Current Assets	$ 26	$ 3,791
	___________	___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - related parties - Note 3	$ -	$ 50,466
	___________	___________
Total Current Liabilities	-	50,466
	___________	___________
STOCKHOLDERS' EQUITY
Preferred stock
10,000,000 shares authorized at $0.001 par value; none outstanding	-	-
Common stock
50,000,000 shares authorized at $0.001 par value; 10,000,000 issued and outstanding at March 31, 2002; 6,745,000 at December 31, 2001	10,000	6,745
Capital in excess of par value	366,208	312,957
Accumulated deficit during the development stage	(376,182)	(366,377)
Total Stockholders' Equity (Deficiency)	26	(46,675)
	___________	___________
	$ 26	$ 3,791
	___________	___________

The accompanying notes are an integral part of these financial statements.

ZURICKIRCH CORP.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2002 and 2001 and the

period May 9, 1997 (date of inception) to June 30, 2002

	Three Months June 30, 2002	Three Months June 30, 2001	Six Months June 30, 2002	Six Months June 30, 2001	Period May 9, 1997 2002 to June 30, 2002
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES
Product development	-	34,219	-	56,264	111,122
Administrative	390	25,927	9,805	45,581	160,512
Interest expense	-	-	-	-	2,348
Depreciation	-	225	-	450	2,500
	___________	___________	___________	___________	___________
	390	60,371	9,805	102,295	276,482
	___________	___________	___________	___________	___________
NET LOSS FROM OPERATIONS	(390)	(60,371)	(9,805)	(102,295)	(276,482)
DISCONTINUED OPERATIONS
Loss from abandoned business activity	-	-	-	-	(99,700)
	___________	___________	___________	___________	___________
NET LOSS	$ (390)	$ (60,371)	$ (9,805)	$ (102,295)	$(376,182)
	___________	___________	___________	___________	___________
NET LOSS PER COMMON SHARE
Basic	$ -	$ (.01)	$ -	$ (.01)
	___________	___________	___________	___________
AVERAGE OUTSTANDING SHARES
Basic (in 1000's)	10,000	6,745	10,000	6,745

The accompanying notes are an integral part of these financial statements.

ZURICKIRCH CORP.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001, and the

Period May 9, 1997 (date of inception) to June 30, 2002

	June 30, 2002	June 30, 2001	Period May 9, 1997 to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,805)	$ (102,295)	$ (376,182)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	-	(50,747)	50,466
Common capital stock issued for services	-	-	1,030
Contribution to capital - expenses - related parties	-	-	990
Depreciation	-	450	2,500
	___________	___________	___________
Net Cash From (Used) in Operations	(9,805)	(152,592)	(321,196)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase office equipment	-	-	(4,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to capital - cash - related party	6,040	-	6,040
Proceeds from notes payable -	-	-	77,447
Proceeds from issuance of common stock	-	175,447	242,235
	___________	___________	___________
Net Increase (Decrease) in Cash	(3,765)	22,855	26
Cash at Beginning of Period	3,791	204	-
	___________	___________	___________
Cash at End of Period	$ 26	$ 23,059	$ 26
	___________	___________	___________
NON CASH FLOWS FROM OPERATING AND FINANCIAL ACTIVITIES
Issuance of 1,030,000 common shares for services - 1997	$ 1,030
Contributions to capital by officer - expenses	990
Issuance of 1,550,000 for payment of debt - 2001	145,447
Issuance of 3,255,000 for payment of debt - 2002	50,466

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

Income Taxes

On June 30, 2002, the Company had a net operating loss carry forward of $376,182. The income tax benefit of approximately $112,855 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2013 through 2023.

Financial Instruments

The carrying amounts of financial instruments, including cash, are considered by management to be their estimated fair values.

ZURICKIRCH CORP.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions

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

Basic and Diluted Net Income (Loss) Per Share

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

Recent Accounting Pronouncements

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

During March 2002 a demand interest bearing loan to the Company of $50,466, and interest, was paid by the issuance 3,255,000 shares.

4. GOING CONCERN

The Company does not have sufficient working capital to service its debt and to develop the products for the health care field, however, the management has developed a strategy to obtain the additional working capital needed through additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

ZURICKIRCH CORP.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - continued

5. SUBSEQUENT EVENTS

Effective August 2, 2002 the Company acquired all of the issued and outstanding stock of Aspect Semiquip International, Inc., an Arizona corporation, ("ASI"). As a result of the shares exchanged the ASI shareholders hold approximately 83% of the Company's stock following the cancellation of 6,000,000 shares .

ASI is a manufacturer of capital equipment used in the production of semiconductor devices, including re-manufactured single chamber dry etch equipment, re-manufactured process chillers, ecth-system consumables, spares and sub assemblies for Lam Research Corporation AutoEtch(tm), Rainbow(tm) and TCP(tm) etch tools, as well as its own line of single-chamber etch equipment.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Background

Initially, our company was in the business of the development of resort properties in the Caribbean; however, during 1998 the business purpose was changed to the health products industry specializing in health and nutritional supplements. We sustained a loss of $99,700 (with no adjustment for income tax - see note 2) during our investigation of a potential development property in the Caribbean. In 2000 we filed a Registration Statement on Form SB-2 to raise up to $100,000 for the pursuit of our new business purpose. The registration statement was declared effective subsequent to quarter end on April 3, 2001. Until our acquisition, set forth below, we have been in the development stage and have had no revenues.

Since the filing of our Quarterly Report on Form 10QSB for the period ended March 31, 2002, we executed an Agreement and Plan of Reorganization with Aspect Semiquip International, Inc. ("ASI"), an Arizona corporation specializing in semiconductor technology. The Agreement was finalized and closed on August 2, 2002 (See Item 5. Subsequent Events, below). Our decision to enter into this transaction was a result of our failure to achieve even a limited success with our intended nutritional supplement business as well as both a lack of funds and a lack of possible additional financing to continue with our efforts to effect our business plan. Although we successfully completed our offering, the $100,000 in gross proceeds combined with additional funds contributed by management were not sufficient for us to successfully implement our plan. Our decision to remain open to other opportunities was a result of both a lack of successful implementation of our business plan as well as various factors including the post September 11 economy when sales markets for our products slowed considerably.

Plan of Operation

ASI is focusing on increasing its revenues that are derived from cyclical-resistant sources such as replacement parts, consumable items, and contract engineering services, which accounted for approximately $5 million in revenue for calender year 2000. In addition, ASI is expecting system sales to increase over the next twelve months to approach the year 2000 equipment sales revenues of $9 million. The equipment sales will be enhanced by ASI's rollout of a new proprietary line of dry-plasma etch equipment targeted towards the MEMS market and for use in semiconductor materials such as gallium arsenide.

The replacement parts and consumable products will be increased not only through additional market penetration, but also by the expected acquisition of a product line from a major OEM of capital equipment for the semiconductor industry. Once this acquisition is complete, ASI will use its core competency to take on additional "legacy" product lines from major OEMs who desire to spend their resources on developing cutting edge technology.

ASI has facilities in Arizona and Texas at this time, and is attempting to complete joint ventures and acquisitions which would provide it with facilities in Germany, Singapore as well as San Jose California.

Liquidity, Capital Resources and Need for Additional Financing

Based upon ASI's lines of credit currently available, and its management's willingness to extend credit to the Company and/or invest in the Company, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the next three months, but not for the next twelve months. As a result, ASI is currently attempting to refinance a $1.2 million line of credit, and is seeking an increased credit line of another $2 million to provide for the purchase of additional inventory required to consummate acquisition of a product line that has a current run rate of over $10 million per year. ASI is seeking an additional $3 million to finalize the R&D on the new proprietary etch tool ("Crystal") and to produce the first 10 beta tools for sale to both commercial wafer fabricators as well as research institutions such as MIT and Stanford.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES.

None; not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable

ITEM 5. OTHER INFORMATION.

Subsequent Events

Effective August 2, 2002, Zurickirch Corp. acquired, pursuant to an Agreement and Plan of Reorganization, all of the issued and outstanding shares of stock of Aspect Semiquip International, Inc., an Arizona corporation ("ASI"). As a result of the share exchange, the ASI shareholders now hold shares representing approximately eighty-three percent (83%) of the Company's capital stock following cancellation of 6,000,000 shares of common stock, and ASI became a wholly-owned subsidiary of Zurickirch Corp.

ASI is a manufacturer of capital equipment used in the production of semiconductor devices, including re-manufactured single chamber dry etch equipment, re-manufactured process chillers, etch-system consumables, spares and sub assemblies for Lam Research Corporation AutoEtch(tm), Rainbow(tm) and TCP(tm) etch tools, as well as its own line of single-chamber etch equipment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No other exhibits were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zurickirch Corp.

Dated: August 19, 2002 By: /s/ John Chris Kirch

John Chris Kirch, Chief Executive Officer, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Zurickirch Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 19, 2002 By: /s/ John Chris Kirch

John Chris Kirch

Chief Executive Officer

Dated: August 19, 2002 By: /s/ John Chris Kirch

John Chris Kirch

Chief Financial Officer