Form 10QSB/A
period 2001-06-30
DND TECHNOLOGIES INC
filed 2002-10-15
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                          FORM 10-QSB/A
                         Amendment No. 2

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 2001
                                   --------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________________

     Commission File number 333-42936


                      DND TECHNOLOGIES, INC.
        _________________________________________________
        (Exact name of registrant as specified in charter)

               Nevada                                84-1405298
_______________________________                   ___________________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


      375 E. Elliot Rd, Bldg. 6, Chandler, Arizona     85225
_____________________________________________________________________
               (Address of principal executive offices)        (Zip Code)


                           480-892-7020
       ____________________________________________________
        Registrant's telephone number, including area code

                         ZURICKIRCH CORP.
3960 Howard Hughes Park Way, 5th Floor, Las Vegas, Nevada   89109
                           801-420-6400
      _____________________________________________________
      (Former name, former address, and former fiscal year,
                  if changed since last report.)

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

Plan of Operation
------------------

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

Activities subsequent to filing of our initial Quarterly Report for the period
------------------------------------------------------------------------------
ended June 30, 2001 and the filing of this amended 10QSB.
--------------------------------------------------------

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

Use of proceeds from effective registration
--------------------------------------------

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

     The net offering proceeds to Zurickirch after deducting expenses of the offering were $84,425. As of June 30, 2001 the Company had used all of the actual net offering proceeds in the following manner:

     product development, manufacturing and supplies       $  43,100
     working capital and office equipment ...........      $  27,303 (1)
     sales and marketing expenditures................      $  14,022
                                                            ========

     Total net proceeds expended at June 30, 2001....      $  84,425
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


                                         DND TECHNOLOGIES, INC
                                         [Registrant]



Dated October 1, 2002                 By /s/ Donald Dixon
                                       --------------------------------
                                       Donald Dixon
                                       Chief Financial Officer,
                                       Chief Accounting Officer and
                                       Director


Dated: October 1, 2002                By /s/ Paul Gallo
                                        -------------------------------
                                       Paul Gallo
                                       Chief Executive Officer
                                       Director

              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Donald Dixon, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of DND Technologies Inc. (formerly Zurickirch Corp.);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: 10/1/2002              /s/ Donald Dixon
                                 ______________________________________
                                 Donald Dixon
                                 Chief Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Paul Gallo, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of DND Technologies, Inc. (formerly Zurickirch Corp):

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


       10/01/202                    /s/ Paul Gallo
Date: _________________________     ____________________________________
                                    Paul Gallo
                                    Principal Financial Officer