Form 10KSB/A
period 2001-12-31
DND TECHNOLOGIES INC
filed 2002-10-15
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                                 FORM 10-KSB/A
                         Amendment No. 2

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

                               DND Technologies, Inc.
         -----------------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
--------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

        375 E. Elliot Road, Chandler, Arizona                    85225
        ----------------------------------------------------   ---------
                 (Address of principal executive offices)       (Zip )

Issuer's telephone number, including area code     480-892-7020
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

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 6,745,000 shares of common stock issued and outstanding. As of September 30, 2002, the registrant had 22,000,000 shares of common stock issued and outstanding.

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

                              PART I

                                                                         Page

ITEM 1.   DESCRIPTION OF BUSINESS......................................... 4

ITEM 2.   DESCRIPTION OF PROPERTIES ...................................... 9

ITEM 3.   LEGAL PROCEEDINGS .............................................. 10

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .............. 10


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...... 10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..... 12

ITEM 7.   FINANCIAL STATEMENTS .......................................... 17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................ 26


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT ... 26

ITEM 10.  EXECUTIVE COMPENSATION ........................................ 28

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 29


                             PART IV

ITEM 13.  EXHIBITS ...................................................... 30

          SIGNATURES..................................................... 31

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

OUR BUSINESS

General
-------

Our initial business purpose was the sale of specialty health and nutritional products. Our business plan contemplated a health and nutritional supplement business in the Rocky Mountain region and Las Vegas and involved the identification of appropriate clientele target markets and securing product manufacturing commitments.

Our goals during 2001 were to complete our securities offering and begin effecting our business plan by identifying appropriate clientele target markets, securing product manufacturing commitments, and beginning sales and marketing of our health and nutritional products. We were able to complete our securities offering and felt we had sufficient funds to move forward on our business objectives. Unfortunately, our efforts on developing an economically successful product were not successful.

We did receive a product manufacturing commitment with Harvard Health Systems in May of 2001. We received product samples for marketing and sales in June 2001 and began seeking retail distribution. We also sought to establish a distributor network for our products with various marketing firms involved in the nutritional supplement industry and with local retail stores. In addition, we attempted to market our products through a local health and wellness clinic called Renu-Health which test results with clients looked favorable. However, the clinic had financial difficulties and after September 11, 2001, the clinic went out of business. When these efforts started to prove unsuccessful, we started to analyze our products and direction. This analysis found the number of competitors in the industry were growing faster than we anticipated. Also the competitors seemed to be better financed and have established marketing capabilities.

With our efforts not proving successful, compounded with the ongoing recession and events of September 11, 2001, we began to reevaluate our overall business. Through an evaluation by management, the companies success in the nutritional markets was deemed questionable. Except for raising capital in our offering, all of our other goals of establishing our product and business proved unsuccessful. In reviewing our operations, management realized that they had underestimated the difficulty in establishing a product in the nutritional market place. Additionally, the timing of such a product launch in weak economic times and with a limited marketing budget compounded the difficulty faced by management. Without enough experience in the nutritional market place from a marketing perspective, management was unable to establish a direction or the necessary industry contacts to have the products placed in stores and other consumer outlets were they could be purchased. Management found that the competition for space in stores and consumer outlets was very competitive. Without an established marketing team, in the nutritional marketplace, it is extremely difficult to obtain the product placement needed to successfully launch a product. When management realized the chance of success in the nutritional market place was slim, they set out to find another business alternative to help provide value to the Company.

Change of Business Direction
----------------------------

As a result of the foregoing, we did not meet our goals or our target dates, and we spent all of the funds raised in our offering, along with additional funds advanced by our president, with unsatisfactory results. Our decision to remain open to other opportunities is a result of various factors including the post September 11 economy when sales markets for our products slowed considerably. In early October we decided we should consider other alternatives to our original plans if and when they became available to us due to the serious concerns about the state of our economy and our lack of success to date in penetrating the health and nutrition market which had become competitively more difficult in the last 6 months. As of December 31, 2001, we had not achieved results in finding alternative business activities. In August 2002, we did acquire Aspect Semiquip International, an Arizona corporation.

Management decided to change its business direction in an effort to try and provide value to the shareholders. With little chance of success in the nutritional marketplace, management evaluated what options it had to try and bring in an operating business or start another business with a better chance of success. These analysis resulted in the Company considering what assets it had from a managerial standpoint and from an analysis of cash and other hard assets on hand. This analysis resulted in management feeling it did not have the financial resources to start a new business nor pursue the nutritional products as intended. Instead, management felt the Company's best chance to have a successful business was to pursue a merger or acquisition with an existing company who was looking to potential "go public" through a merger or acquisition with a public company.

This decision was made after deciding the most valuable asset of the Company may be its listing on the Electronic Bulletin Board. With this in mind, management of the Company, set out to find an operating company looking to "go public" in a revers merger context. These efforts resulted in our president, John Chris Kirch, locating Aspect Semiquip International, in Phoenix Arizona.

Our Nutritional Products
------------------------

For the year ended December 31, 2001, we were pursuing the nutritional marketplace. Although we are currently not pursuing this market, the following discussion is based on our efforts during the year.

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

Our initial product line was comprised of herbal formulas and nutritional supplement formulas in the following categories:

      *     Weight-loss and fat management.
      *     Cardiovascular conditions.
      *     Antioxidant protection.
      *     Memory enhancement and senility prevention.
      *     Prostate protection and BHP reversal.
      *     Impotency reversal and sexual enhancement.
      *     Detoxification procedures.
      *     Daily nutritional requirements.

Manufacturing
-------------

Our initial plans were to have all manufacturing done in the local facilities of various contract manufacturing companies. These contract manufacturers do not make and distribute their own line of nutritional supplements. Rather, their entire business is manufacturing products for other nutritional marketing companies under each of their client's private labels. Agreements have been discussed with some of these contract facilities to produce our nutritional supplements according to our exact specifications. Lead-time for the delivery of our product orders will vary with each of these manufacturers depending upon certain factors. In order to protect us from ever running out of products, we have found out-of-state manufacturing facilities as well who have said they will be willing to enter into manufacturing agreements with us on a product by product basis. In all cases pricing will be based on quantities of products made, and availability of raw materials.

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

Our Market/Industry Overview
----------------------------

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

Patents, trademarks, licenses, franchises, concessions,
royalty agreements, or labor contracts
--------------------------------------

None, except we agreed to pay a 2% royalty fee to Mr. Howard Abrams and his two associates for each product as it is sold.

Need for government approval on principal products.
--------------------------------------------------

None.

Effect of existing regulations or probable regulations on business.
-------------------------------------------------------------------

Other than maintaining our good standing, complying with applicable local business licensing requirements, when and if needed, preparing our periodic reports under the Exchange Act, and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

Costs of Research and development in the last two years
-------------------------------------------------------

We have spent approximately $111,000 on product development in the past two years.

Costs and of compliance with environmental laws.
-----------------------------------------------

None

Number of Employees.
--------------------

As of December 31, 2001, we had no employees; all services are provided by our President.

Activities subsequent to filing of our initial Annual Report on Form 10KSB.
--------------------------------------------------------------------------

Since the filing of our Annual Report on Form 10KSB on March 12, 2002, we executed an Agreement and Plan of Reorganization with Aspect Semiquip International, Inc. ("ASI"), an Arizona corporation specializing in the manufacturing and repair of equipment used in the semiconductor chip market place. The reorganization, changed the direction of our business and changed control of our company, and contemplates the following:

      .     The acquisition by us of all issued and outstanding shares of ASI from its sole shareholder, Douglas Dixon(1,750,000 common shares);
      .     The issuance of 18,000,000 of our restricted common shares to ASI giving ASI's shareholders control of our company;
      .     Cancellation of approximately 6,000,000 of our currently
            outstanding shares the majority of which are owned by our
            president; and
      .     ASI becoming our wholly owned subsidiary

The agreement was entered into on May 16 and closed in August 2002.

===========================================================================

                      ITEM 2.  DESCRIPTION OF PROPERTIES

=============================================================================

As of the initial filing of this Form 10-KSB, our executive offices are located at 3960 Howard Hughes Parkway, Fifth Floor, Las Vegas Nevada 89109. The telephone number is (801) 750-1511 and facsimile number is (801) 273-1191. The registered and records office of the company were also located at 3960 Howard Hughes Parkway, Fifth Floor, Las Vegas, Nevada, 89109. The executive office were being given to the company at no charge during this development stage by our President and as such there are no leases in place. The office space was accounted for by Zurickirch as a contribution to capital by our president at a rate of $165.00 per month during the year 2000 (totaling $990). The same was not expensed in 2001 but will likely be accounted for during 2002 along with the 2002 office rent at the same rate of $165. The space was deemed adequate for our current business operations. Until such time as it becomes necessary to hire staff, we do not intend on leasing any further space nor purchasing any property.

Our new executive offices are located in Chandler, Arizona. ASI's facilities consist of 25,000 square feet in Chandler Arizona, and 11,000 square feet in Richardson, Texas. The Chandler facility is the primary location for the production and refurbishment of systems as well as spare parts and assemblies. The Richardson facility houses a warehouse and factory. Present monthly rent is approximately $20,000 per month. Management believes current facilities are adequate for current and future needs. ASI employs 43 people in its Chandler, Arizona and Richardson, Texas facilities.

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

                                   PART II

=============================================================================

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

=============================================================================

Our common stock has been quoted on the OTC Electronic Bulletin Board since December 15, 2001 under the symbol "ZUKH." As of October 10, 2002, our new symbol will be "DNDT." Prior to such date management is not aware of the quotation or trading of our common stock through any other medium. There is currently no established public trading market for the common stock. For the period from December 15, 2001 through December 31, 2001, there was no bid quotations as reported by the OTC Bulletin Board. If, however, there are any quotations on the OTC Bulletin Board in the future, they will reflect inter-dealer prices, without retail market-up, mark-down, or commission and may not necessarily represent actual transactions.

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

Shares subject to Rule 144.
---------------------------

As of March 8, 2002, the date of our initial Annual Report, we had 10,000,000 shares issued and outstanding of which 9,000,000 shares are "restricted" and subject to the resale provisions of Rule 144 of the Securities Act. Of the 9,000,000 "restricted shares" outstanding, all but 3,255,000 common shares, could be sold pursuant Rule 144, provided each of the applicable terms and provisions of the rule are met. In general, under Rule 144 a person who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of that class of securities or the average weekly trading volume in such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate and who has satisfied a two year holding period. Any sales of a substantial amount of our common stock in the open market, under Rule 144 or otherwise, could have a significant adverse effect on the market price of our common stock. We have no agreement with any of our security holders to register "restricted" shares under the Securities Act. In August 2002, 6,000,000 shares owned by the former president of the Company were canceled and 18,000,000 shares were issued in the acquisition of Aspect Semiquip International. All 18,000,000 shares are deemed "restricted."

Use of proceeds from offering closed on May 31, 2001
-----------------------------------------------------

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

     The net offering proceeds to Zurickirch after deducting expenses of the offering were $84,425. As of December 31, 2001 the Company had used all of the actual net offering proceeds in the following manner:

     product development, manufacturing and supplies       $  43,100
     working capital and office equipment ...........      $  27,303(1)
     sales and marketing expenditures................      $  14,022
                                                            ========
     Total net proceeds expended at June 30, 2001.....      $  84,425
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

The above referenced cash needs are our minimum needs to remain operational but do not include funds necessary to pursue our business plan. During the next 12 months, we intend to actively seek out and investigate possible improvements to our business strategies and well as other funding sources. As of the current date, lack of funds dictates that the pursuit of our business plan will be limited to continuing to establish relationships with potential distributors of our products in hopes that some sales might be generated. We also intend to remain open to, and may actively seek, other business opportunities which may present themselves including an acquisition or merger with another entity. Because we lack funds, it may be necessary for management to either advance us funds or we may have to accrue expenses until such time as successful business operations can be established. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.
                               -13-

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

Considerations made in seeking a change of our business direction
-----------------------------------------------------------------

Management believed that it is possible, if not probable, for a company like ours, without many significant assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public".

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

In management's analysis of a business opportunity, it considered, among other things, the following factors:

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

No one of the factors described above controlled in the selection of a business opportunity. Management attempted to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. The task of comparative investigation and analysis of business opportunities will be extremely difficult and complex.

Based on the above factors, management made the decision to pursue other business opportunities through the acquisition of Aspect Semiquip international. Although management attempted to review many variables in marketing its decision, in many ways, the ultimate decision was based on a view that the Aspect Semiquip International transaction was the best opportunity, at the time. Aspect Semiquip International had been profitable and looked like it could move back into profitability. It also was in an industry that looked like it could continue to grow. However, ultimately the decision to acquire Aspect was one of our need to have a business with potential and Aspect's willingness to be acquired for terms our management felt were acceptable. There may have been other companies which had better potential, or were more profitable, but management had not been approached by any other companies and we were dependent on loans from management to continue to exist so we did not have the time to keep looking for better opportunities. Accordingly, although management believed in Aspect and its capabilities, in many ways, the decision on Aspect came down to timing and ability to negotiate an acquisition.

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

=============================================================================

                        ITEM 7.  FINANCIAL STATEMENTS

=============================================================================

The following financial statements begin on the next page:

Report of Andersen, Andersen & Strong, Certified Public Accountants ......18
Balance Sheets as of December 31, 2001....................................19
Statements of Operations for years ended December 31, 2001,
   and 2000 and the  Period May 9, 1997 to December 31, 2001 .............20
Statements of Changes in Stockholders' Equity for the
   period May 9, 1997 to December 31, 2001 ...............................21
Statements of Cash Flows for the years ended December 31, 2001, and 2000 and the period May 9, 1997 to December 31, 2001 ..............22
Note to the Financial Statements .........................................23

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

                                        s/ Andersen Andersen and Strong LC
February  28, 2002
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

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

=============================================================================

General
-------

The following table sets forth certain information regarding the current sole director and executive officer of Zurickirch:

                                     POSITION(S) WITH
   NAME                  AGE         THE COMPANY               DIRECTOR SINCE
----------------------- ------------ ------------------------- --------------
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

Cash compensation
------------------

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.

Bonuses and deferred compensation
---------------------------------

None.

Compensation pursuant to plans
------------------------------

None.

Pension table
--------------

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

Transactions with promoters (for entities formed in the past five years)
---------------------------

As a founder in 1997, and organizer of Zurickirch's business, John Chris Kirch, our sole director and president, is considered a "promoter" of our company. During the past two years the following transactions occurred between Mr. Kirch and Zurickirch:

     . During 2001, he loaned us a total of $50,466 ($29,500 during the first quarter with balance throughout the remainder of the year). The loan was a demand interest bearing loan at an interest rate of 8% and was repaid with 3,255,000 shares of our common stock subsequent to our year end. The share issuance gave John Chris Kirch a 62.55% control of Zurickirch.

     . Mr. Kirch also provides office space to us valued at $165 per month. In 2000 the rent was considered a contribution to capital of $990 by Mr. Kirch; the same was not expensed in 2001 and such expense will be addressed in 2002.

Mr. Kirch, who is our sole director and management of Zurickirch, believes both the rent and loans made to our company can be considered competitive and favorable.

In 2001, we borrowed $70,000 to fund operations. The funds were loans from Mr. Kirch and another non-affiliated individual. Mr. Kirch loaned $29,500 and the other party loaned $40,500. The notes were subsequently converted into shares of our common stock. The $40,500 was converted into shares in the second quarter of 2001. Mr. Kirch converted his loan into shares in 2002.
Mr. Kirch converted a total of $50,466 in loans to us, which included the $29,500, for 3,255,000 shares of common stock. Given Mr. Kirch's relationship with the Company, the above conversion and share issuance may not be considered arm's length transaction.

In addition, a $75,447 loan was made by three individuals in mid-2000, one of whom was a brother of John Chris Kirch, Kevin Kirch. Kevin Kirch's portion of the loan was $35,000. The other two parties were not affiliated with us or with any of our then officers/ directors/promoters. Kevin Kirch received 350,000 shares as repayment of his portion of the loan in February of 2001 resulting in a reduction in notes payable. The other two parties received 500,000 shares of common stock on the conversion of their notes for a total of 850,000 shares for the cancellation of the $75,447 in notes.

Parents.
-------

None

                                   PART IV

=============================================================================

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

=============================================================================

(a) Exhibits


Exhibit
Number              Description
--------------- ---------------------

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

                                    ZURICKIRCH


Date: October 10, 2002               By: /s/ Paul Gallo
                                       ------------------------------------
                                        Paul Gallo
                                        Chief Financial Officer
                                  Chief Accounting Officer

In accordance the Exchange Act, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: October 10, 2002               By: /s/ Douglas N. Dixon
                                         --------------------------------
                                         Douglas N. Dixon, CEO, Director

                                     By: /s/ Paul Gallo
                                         --------------------------------
                                         Paul Gallo, Chief Financial Officer,
                                         Director


                                     By: /s/ John Chris Kirch
                                         ---------------------------------
                                         John Chris Kirch, Director

                 CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Douglas N. Dixon, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of DND Technologies, Inc. (formerly Zurickirch Corp.)

2. Base on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 10, 2002

By: /s/ Douglas N. Dixon
   ---------------------------------
   Douglas N. Dixon
   (Chief Executive Officer)


                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Paul Gallo, certify that:

1. I have reviewed this annual report on Form 10-KSB of DND Technologies, Inc.

2. Base on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 10, 2002

By: /s/ Paul Gallo
   ---------------------------------
   Paul Gallo
   (Chief Financial Officer)