Form 10QSB
period 2002-09-30
DND TECHNOLOGIES INC
filed 2002-11-19
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      Quarterly Report of Small Business Issuers under Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              84-1405298
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

     375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona                                         85225
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (480) 892-7020

                      3960 Howard Hughes Parkway, 5th Floor
                             Las Vegas, Nevada 89109
        (Former name, former address, and former fiscal year, if changed since last report)

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

 Number of shares outstanding of each of the issuer's classes of common equity:
--------------------------------------------------------------------------------
           Class                            Outstanding as of November 15, 2002
Common stock, $0.001 par value                          22,000,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents
                                                                            Page

PART I     FINANCIAL INFORMATION..........................................    3

Item 1.    Consolidated Financial Statements..............................    3

Consolidated Unaudited Balance Sheet......................................    4

Consolidated Unaudited Statement of Income/Operations.....................    6

Consolidated Unaudited Statements of Cash Flows...........................    7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations  ...............................................   11

Item 3. Controls and Procedures...........................................   17

PART II OTHER INFORMATION.................................................   18

Item 6.    Exhibits and Reports on Form 8-K...............................   18

SIGNATURES ...............................................................   19

CERTIFICATIONS ...........................................................   20

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       FORMERLY KNOWN AS ZURICKIRCH CORP.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $    62,731
   Accounts receivable, trade                                    694,803
   Accounts receivable, other                                     44,912
   Inventory                                                   1,891,286
   Prepaid and other assets                                       65,246
                                                             -----------

        TOTAL CURRENT ASSETS                                                   $ 2,758,978

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                                      616,742
                                                                               -----------

       TOTAL                                                                   $ 3,375,720
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   715,703
   Accounts payable, customer core deposits                      178,011
   Accrued expenses                                              617,537
   Deferred revenue                                               26,250
   Note payable, line of credit                                  995,369
   Current portion of long-term debt                             146,404
   Notes payable, related parties                                431,350
                                                             -----------

        TOTAL CURRENT LIABILITIES                                              $ 3,110,624

LONG-TERM DEBT,
  NET OF CURRENT PORTION                                                           241,908

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001 per share
      Authorized - 10,000,000 shares
      Issued and outstanding - 0 - shares                              0
  Common stock, par value $.001 per share
      Authorized - 50,000,000 shares
      Issued and outstanding - 22,000,000 shares                  22,000
   Paid in capital                                             1,825,835
   Accumulated deficit                                        (1,824,647)
                                                             -----------

        TOTAL STOCKHOLDERS' EQUITY                                                  23,188
                                                                               -----------

       TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                $ 3,375,720
                                                                               ===========

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       FORMERLY KNOWN AS ZURICKIRCH CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                   Preferred Stock               Common Stock              Paid         Accumulated
                                               ----------------------      ------------------------      --------------------------
                                                Shares        Amount        Shares          Amount       In Capital       Deficit
                                                ------        ------        ------          ------       ----------       -------
Balance, January 1, 2002                              0             0       6,745,000      $  6,745      $  312,957     $  (366,377)

Shares cancelled                                      0             0      (2,745,000)       (2,745)          2,745               0
                                              ---------     ---------     -----------      --------      ----------     -----------

Balance after
  shares cancelled                                    0             0       4,000,000         4,000         315,702        (366,377)

Common stock
  issued pursuant to
  acquisition of Aspect
  Semiquip International, Inc.                        0             0      18,000,000        18,000       1,463,757      (1,062,815)
                                              ---------     ---------     -----------      --------      ----------     -----------

Balance after acquisition
  of Aspect Semiquip
  International, Inc.                                 0             0      22,000,000        22,000       1,779,459      (1,429,192)

Net (loss) for the nine
  months ended
  September 30, 2002                                  0             0               0             0               0        (395,455)
                                              ---------     ---------     -----------      --------      ----------     -----------

Balance, September 30, 2002                           0             0      22,000,000      $ 22,000      $1,779,459     $(1,824,647)
                                              =========     =========     ===========      ========      ==========     ===========

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       FORMERLY KNOWN AS ZURICKIRCH CORP.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                           Three Months Ended                            Nine Months Ended
                                                  -----------------------------------           ------------------------------------
                                                  September 30,          September 30,          September 30,          September 30,
                                                       2002                  2001                   2002                   2001
                                                  ------------           ------------           ------------           ------------
REVENUES                                          $  1,719,766           $    897,399           $  4,391,350           $  7,205,437

COST OF SALES                                          830,108                406,430              1,862,422              3,734,487
                                                  ------------           ------------           ------------           ------------

    GROSS PROFIT                                       889,658                490,969              2,528,928              3,470,950

SELLING, GENERAL
  AND ADMINISTRATIVE
  EXPENSES                                           1,034,370              1,145,715              2,924,383              4,606,287
                                                  ------------           ------------           ------------           ------------



NET (LOSS)                                        $   (144,712)          $   (654,746)          $   (395,455)          $ (1,135,337)
                                                  ============           ============           ============           ============

NET (LOSS) PER
   COMMON SHARE

   BASIC AND DILUTED                              $       (.00)          $       (.03)          $       (.02)          $       (.05)
                                                  ============           ============           ============           ============

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING

  BASIC AND DILUTED                                 22,000,000             22,000,000             22,000,000             22,000,000
                                                  ============           ============           ============           ============

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       FORMERLY KNOWN AS ZURICKIRCH CORP.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                        2002           2001
                                                     ---------    -----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)                                      $(395,455)   $(1,135,337)
     Adjustments to reconcile net (loss)
       to net cash (used) by operating activities:
            Depreciation                               155,427          9,731
    Changes in operating assets and liabilities:
       Accounts receivable                            (238,309)     1,980,385
       Accounts receivable, other                      (44,912)             0
       Inventory                                        (2,036)       470,552
       Prepaid expenses and other assets                (4,063)        (1,606)
       Accounts payable                                322,604     (1,080,383)
       Accrued expenses                               (286,196)       (83,270)
       Deferred revenue                                  5,956       (194,367)
                                                     ---------    -----------

          NET CASH (USED) BY
             OPERATING ACTIVITIES                     (486,984)       (34,295)
                                                     ---------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment               (26,382)       (20,403)
                                                     ---------    -----------

          NET CASH (USED) BY
              INVESTING ACTIVITIES                     (26,382)       (20,403)
                                                     ---------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit               249,153              0
     Changes in long-term debt                         (92,746)        45,491
                                                     ---------    -----------

          NET CASH PROVIDED BY
              FINANCING ACTIVITIES                     156,407         45,491
                                                     ---------    -----------

  NET (DECREASE) IN CASH AND
     CASH EQUIVALANTS                                 (356,959)        (9,207)

  CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                               419,690        567,418
                                                     ---------    -----------

  CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                   $  62,731    $   558,211
                                                     =========    ===========

  SUPPLEMENTARY DISCLOSURE
     OF CASH FLOW INFORMATION

  Cash paid during the period for:

     Interest                                        $  28,501    $    21,078
                                                     =========    ===========
     Taxes                                           $       0    $         0
                                                     =========    ===========

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The consolidated financial statements include the accounts of DND Technologies, Inc. and its wholly-owned subsidiaries Aspect Semiquip International, Inc. (a supplier of semiconductor manufacturing capital equipment) and its 85% own subsidiary ASI Team Asia Ltd. (an inactive subsidiary).

      On May 15, 2002, the Company issued 18,000,000 shares of its common stock for 100% of the stock of Aspect Semiquip International, Inc. In connection with the legal form of this transaction, Aspect Semiquip International, Inc. became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition was treated as a recapitalization of Aspect Semiquip International, Inc., rather than a business combination.

      Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred $1,843,993 of operating losses since January 1, 2001, has negative working capital and is in violation of its loan covenants on its line of credit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to the following:

            1 - Restructure the line of credit to allow amortization of the principal balance.

            2 - Obtain additional financing from investors.

      In addition, the Company completed an agreement with Lam Research whereby the Company received inventory, intellectual properties and support programs of Lam's Auto Etch and Dry Tek models of plasma dry etch equipment. This agreement should enable the Company to increase its revenues.

NOTE 2 REVENUE RECOGNITION

      Product sales - The Company recognizes its revenue when the goods are shipped and title passes to its customers.

      Service income - when services are performed.

NOTE 3 INVENTORY

      Inventory consists of the following:

      Raw materials                                                 $ 1,707,094
      Work-in-process                                                   339,192
      Allowance for obsolescence                                       (155,000)
                                                                    -----------
                                                                    $ 1,891,286
                                                                    -----------
NOTE 4 LINE OF CREDIT

      The Company has available a $1,000,000 revolving line of credit with a financial institution, maturing on May 31, 2002 and bearing interest at Libor plus 2.75%. The note is secured by corporate assets and has been personally guaranteed by a 70% shareholder. The effective interest rate at September 30, 2002 is 4.67%

      The note contains numerous loan covenants that the Company is not in compliance with. The Company is negotiating an installment repayment plan with the financial institution.

NOTE 5 LONG-TERM DEBT AND SECURED ASSETS

      Note payable, former shareholder, dated May 15, 1997, payable in quarterly installments of $24,319, including interest at
      10%. Final payment is due on May 15, 2004
      (Secured by common stock held in escrow)                        $ 149,821

      Note payable with a financial institution, dated May 18, 2001
      The note is payable in sixty monthly installments of $4,167 with interest at Libor plus 2.75%. The effective interest
      rate at September 30, 2002 is 4.67%                               185,875

      Obligations under capital leases                                   48,658
                                                                      ---------
                                                                        384,354
      Current maturities                                               (146,404)
                                                                      ---------
      Long-term maturities                                            $ 237,950
                                                                      =========

NOTE 6 RELATED PARTY TRANSACTIONS

      During the fiscal years ended December 31, 1999, 1998 and 1997, the Company entered into various note payable agreements with two shareholders and officers. The notes bear interest ranging from 3% to 7% and are due upon demand.

NOTE 7 STOCK OPTIONS

      Aspect Semiquip International, Inc. has adopted a stock option plan that provides for the granting of options to certain officers and key employees of that Company. The option price, numbers of shares and grant dates are determined at the sole discretion of the Company's Board of Directors. Grantees vest in the options subject to a vesting schedule as is disclosed in the "Stock Option Agreement". A grantee's right to exercise a vested portion of their Options shall occur no later than five years following the grant date. The fair market value of each option is $.50 as determined by the Board. For the nine months ended September 30, 2002, no options have been exercised.

NOTE 8 STOCK REDEMPTION AGREEMENT

      In May, 1997, the employment of the former president, who was a 35% shareholder, was terminated. Pursuant to the stock redemption agreement, dated November 2, 1990, the Company exercised its option to redeem the shares held by the former president. The Agreement calls for a total purchase price equal to the book value of the common shares held as of May 31, 1997, payable in quarterly installments over a seven year term at a 10% interest rate. The associated stock relating to this agreement has been endorsed in blank and is being held in escrow until the purchase price is paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified seven accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

1.    Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred $1,843,993 of operating losses since January 1, 2001, has negative working capital and is in violation of its loan covenants on its line of credit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

      1 - Restructure the line of credit to allow amortization of the principal balance.

      2 - Obtain additional financing from investors.

      In addition, the Company completed an agreement with Lam Research whereby the Company received inventory, intellectual properties and support programs of Lam's Auto Etch and Dry Tek models of plasma dry etch equipment. This agreement should enable the Company to increase its revenues.

2.    REVENUE RECOGNITION

      Product sales - The Company recognizes its revenue when the goods are shipped and title passes to its customers.

      Service income - When services are performed.

3.    ACCOUNTS RECEIVABLE

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.

5.    INVENTORIES

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Management has established an allowance for obsolescence in the amount of $155,000.

6.    INCOME TAXES

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

7.    STOCK OPTIONS

      Aspect Semiquip International, Inc. has adopted a stock option plan that provides for the granting of options to certain officers and key employees of that Company. The option price, numbers of shares and grant dates are determined at the sole discretion of the Company's Board of Directors. Grantees vest in the options subject to a vesting schedule as is disclosed in the "Stock Option Agreement". A grantee's right to exercise a vested portion of their Options shall occur no later than five years following the grant date. The fair market value of each option is $.50 as determined by the Board. For the nine months ended September 30, 2002, no options have been exercised. .

                              Results of Operations

      Through its wholly owned subsidiary, Aspect Semiquip International, Inc. ("ASI"), DND Technologies, Inc. ("DND" or the "Company") is in the business of manufacturing and re-manufacturing capital equipment used in the production of semiconductor devices and supplying replacement parts for semiconductor devices. ASI is a supplier of re-manufactured single chamber dry etch equipment, re-manufactured process chillers, etch-system consumables, spares and sub-assemblies for Lam Research Corporation's AutoEtch, Rainbow and TCP etch tools, as well as ASI's own line of single-chamber etch equipment.

Selected Financial Information.

                                                  Three Month Period Ended
                                                  ------------------------
                                              9/30/2002             9/30/2001
                                              ---------             ---------
                                             (Unaudited)           (Unaudited)
Statement of Operations Data
         Total revenue                       $1,719,766              $897,399
         Operating income (loss)              $(144,712)            $(654,746)
         Net earnings (loss) per share           $(0.00)               $(0.03)

                                                      Nine Month Period Ended
                                                      -----------------------
                                              9/30/2002             9/30/2001
                                              ---------             ---------
                                             (Unaudited)           (Unaudited)
Statement of Operations Data
         Total revenue                       $4,391,350            $7,205,437
         Operating income (loss)              $(395,455)          $(1,135,337)
         Net earnings (loss) per share           $(0.02)               $(0.05)

                                              9/30/2002             9/30/2001
                                              ---------             ---------
Balance Sheet Data
         Total assets                        $3,375,720            $4,199,124
         Total liabilities                   $3,352,532            $3,139,755
         Stockholders' equity (deficit)         $23,188              $763,487

Results of Operations.

Three month period ended September 30, 2002, compared to three month period ended September 30, 2001.

      Revenues. Revenues significantly increased approximately 92% to $1,719,766 for the three month period ended September 30, 2002 from $897,399 for the three month period ended September 30, 2001. This increase was the result of refocusing our sales from new products to remanufactured parts, equipment and spare parts.

      Cost of Sales. The cost of sales significantly increased by approximately 104% to $830,108 in the three month period ended September 30, 2002 from $406,430 for the three month period ended September 30, 2001. Cost of sales increased because the volume of remanufactured and spare parts being purchased and sold significantly increased.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses slightly decreased approximately 10% to $1,034,370 in the three months ended September 30, 2002 from $1,145,715 for the three months ended September 30, 2001. The decrease was due to a decrease in the number of employees as we continued to downsize our engineering staff.

      Net Loss. DND had a net loss of $144,712 for the three months ended September 30, 2002, compared to a net loss of $654,746 for the three months ended September 30, 2001. The decrease in the net loss was caused primarily by the increase in revenues.

Nine month period ended September 30, 2002, compared to nine month period ended September 30, 2001.

      Revenue. Revenue decreased approximately 39% from $7,205,437 in the nine month period ended September 30, 2001 to $4,391,350 in the nine month period ended September 30, 2002. Revenue decreased due to a decrease in sales of DND's manufactured equipment which was not alleviated by the increase in the sale of parts.

      Cost of Sales. The cost of sales decreased approximately 50% from $3,734,487 for the nine month period ended September 30, 2001 to $1,862,422 for the nine month period ended September 30, 2002. The decease in cost of sales was caused by the fact that for the nine months ended September 30, 2002, the Company purchased significantly less inventory.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately 37% to $2,924,383 in the nine month period ended September 30, 2002 from $4,606,287 for the nine month period ended September 30, 2001. The decrease was primarily due to significant lay-offs of employees and the resulting decrease in payroll expenses.

      Net Loss. DND had a net loss of $395,455 for the nine month period ended September 30, 2002, compared to a net loss of $1,135,337 for the nine month period ended September 30, 2001. The decrease in the net loss resulted from the decrease in selling, general and administrative expenses and in cost of sales.

CAPITAL AND SOURCES OF LIQUIDITY

      Assuming the holder of the line of credit continues to forbear on collection of its $1.2 million line of credit which went into default on July 31, 2002, management believes that its existing capital will be sufficient to meet the Company's cash needs required for the next three months, and if the recent contract with Lam produces revenues projected by management, then our cash needs should continue to be met beyond the three month period. ASI is currently attempting to refinance the $1.2 million line of credit, which expired on July 31, 2002, and is seeking an increased credit line of another $2 million to provide for the purchase of additional inventory required to consummate acquisition of a product line. There is no assurance that the line of credit will be replaced and we currently do not have any parties interested in replacing it. ASI is seeking an additional $3 million to finalize the research and development of a new proprietary etch tool and to produce the first 10 beta tools for sale to both commercial wafer fabricators as well as research institutions such as MIT and Stanford.

      Net cash used by operating activities was $486,984 for the nine months ended September 30, 2002 compared to cash used of $34,295 primarily from accounts receivable for the nine months ended September 30, 2001.

      Purchase of new property and equipment caused net cash used by investing activities to increase by $5,979 for the nine months ended September 30, 2002 from $20,403 for the nine months ended September 30, 2001.

      DND borrowed under its line of credit during the nine months ended September 30, 2002, which resulted in $156,407 being generated by financing activities. For the nine month period ended September 30, 2001, DND generated $45,491 from financing activities.

      DND has been in default on its line of credit with a lender since
July 31, 2002 and is actively seeking another party to assume its obligations under the line of credit. Presently, DND is making default interest payments of approximately eight percent.

      As of September 30, 2002, DND had a working capital of approximately $351,646, consisting of current assets of approximately $2,758,978 and current liabilities of approximately $3,110,624. DND believes that it will generate sufficient funds to fund its present operations for at least three months but is actively seeking a financing source for a new line of credit.

      On October 23, 2002, DND obtained financing in the form of a bridge loan in the amount of $200,000. The bridge loan has a twelve-month term and interest is due monthly in an amount equal to one percent per month. The bridge loan contains an option whereby the investor may acquire up to 400,000 shares of DND common stock.

      DND entered into a contract with Lam Research Corp. effective November 8, 2002, under which DND will purchase assets from Lam and receive certain licenses to use Lam's intellectual property in DND's manufacturing, refurbishing, servicing and repair of certain Lam machines. Under the contract, DND will pay a royalty of $5,376,000 for the licenses. Management of DND believes the contract with Lam Research Corp. could offset DND's additional fixed costs and lead to a potentially significant increase in revenue. This contract has the potential to return DND to profitability, although management can make no assurances because the contract was recently entered into and it is too early to determine what effect it will have on DND's operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain written statements in this Form 10-QSB, including the documents that we incorporate by reference, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to qualify for the safe harbor thereunder. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will result", or words or phrases of similar meaning. Descriptions of goals, future plans and objectives are also forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on them. The forward-looking statements included herein are only made as of the date of this Form 10-QSB and we undertake no obligation to publicly update them to reflect subsequent events or circumstances. We detail the risks and uncertainties from time to time in reports we file with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB and include, among others, those described below in "Risk Factors".

Risk Factors

Management has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our ability to continue as a going concern is an issue raised as a result of the Company's $1,843,993 of operating losses incurred since January 1, 2001, its negative working capital, and its violation of loan covenants on its line of credit. We continue to experience net operating losses. The party which extended the $1.2 million line of credit may foreclose on our business at any time and is under no obligation to forbear collecting its $1.2 million line of credit. Management intends to negotiate an extended payment plan with this lender beginning in February, 2003 but ther is no assurance that this plan will ultimately be agreed to. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The demand for our products may decline, which would result in a decline of operations and a corresponding decline in profitability of our company.

Demand for our products has continued to decline. We heavily rely on sale of remanufactured and spare parts to cover our costs. Many of our competitors have liquidated and sold their products well below cost making it increasingly difficult to sell any of our new products at a profit. Our sales will continue to decrease as long as sustained price discounting in the industry continues and without significant increases in demand we will not return to profitability.

Our ability to raise additional financing is uncertain, as is our ability to raise further financing, if required.

We currently anticipate that our available cash resources combined with our anticipated revenues will meet any immediate working capital needs we have. A shortfall in projected revenues primarily from a new contract with Lam Research would negatively impact any future expansion of our operations. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

Douglas Dixon, our CEO and Chairman of the Board, is vital to our continued operations due to his relationship with Lam Research Corp. His loss would adversely impact our operations.

Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

We are engaged in the business of manufacturing capital equipment used in the production of semiconductor devices As a result, our financial viability will depend exclusively on our ability to generate revenues from our operations. We will not have the benefit of reducing our financial risks by relying on revenues derived from other operations.

We have incurred operating losses and could continue to do so, which could cause us to go out of business.

We have incurred net losses and experienced negative cash flow during our operating history. We could continue to incur losses in the future, which could result in an inability to continue to operate as a going concern. See, "FINANCIAL STATEMENTS."

There is a limited market for our common stock.

Currently only a limited trading market exists for DND common stock. DND common stock trades on the OTC Bulletin Board under the symbol "DNDT.OB." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Effective January 1, 2003, the OTC Bulletin Board will no longer offer companies a market on which to trade. The new BBX Exchange, which is intended to replace the OTC Bulletin Board, will have stricter listing standards. Management intends to apply to be listed on the BBX Exchange as soon as applications become available but there is no assurance that DND will meet the minimum criteria required. If DND fails to meet the BBX Exchange listing requirements, then it will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for DND stock will be sustained. There is no assurance that the DND shares will have any greater liquidity than shares which do not trade on a public market.

Our Common Stock is Subject to Penny Stock Regulation.

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

We depend upon revenues generated by our contract with Lam Research Corp.

If our contract with Lam Research Corp. to manufacture capital equipment does not produce the amount of revenue currently anticipated by management, we may not be able to return to profitability.

ITEM 3. CONTROLS AND PROCEDURES

In the quarter ended September 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We plan to conduct an evaluation of our disclosure controls and procedures each quarter.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

            99.1 Certification of CEO and CFO

      (b) Reports on Form 8-K:

            During the third quarter of 2002, the Company filed the following current reports on Form 8-1K:

                  August 7, 2002 under Item 5: Other Events and Item 7:
                  Financial Statements and Exhibits.

                  September 27, 2002 under Item 1: Changes in Control of Registrant, Item 2: Acquisition or Disposition of Assets and
                  Item 7: Financial Statements and Exhibits.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2002

                                    DND TECHNOLOGIES, INC.,
                                    a Nevada corporation


                                    By: /s/ Douglas N. Dixon
                                    --------------------------------------------
                                    Douglas N. Dixon, CEO and Director

                                  CERTIFICATION


I, Douglas N. Dixon, Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of DND Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                          By: /s/ Douglas N. Dixon
                                              -----------------------
                                              Douglas N. Dixon
                                              Chief Executive Officer

                                  CERTIFICATION

I, Paul Gallo, Chief Financial Officer, certify that:

      7. I have reviewed this quarterly report on Form 10-QSB of DND Technologies, Inc.;

      8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

      12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                          By: /s/ Paul Gallo
                                              -----------------------
                                              Paul Gallo
                                              Chief Financial Officer