Form 10KSB
period 2002-12-31
DND TECHNOLOGIES INC
filed 2003-04-15
CIK 1118344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ____________ to ______________.

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                   Nevada                                  84-1405298
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

       375 E. Elliot Rd., Bldg. 6
            Chandler, Arizona                                   85225
(Address of Principal Executive Offices)                      (Zip Code)

         Issuer's telephone number, including area code: (480) 892-7020

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      |X| Yes |_|No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's total revenues for the fiscal year ended December 31, 2002 were $5,371,933.

      As of April 10, 2003, there were 23,000,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of April 10, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $255,000.

                      Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: |_| Yes |X| No

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1

Item 1. Business..............................................................1
Item 2. Properties............................................................6
Item 3. Legal Proceedings.....................................................6
Item 4. Submission of Matters to a Vote of Security Holders...................6

PART II.......................................................................6

Item 5. Market for Common Equity and Related Stockholder Matters..............6
Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................7
Item 7. Financial Statements.................................................15
Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.................................................16

PART III.....................................................................16

Item 9.  Directors and Executive Officers; Compliance with Section 16(a)
         of the Exchange Act.................................................16
Item 10. Executive Compensation..............................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................18
Item 12. Certain Relationships and Related Transactions......................18
Item 13. Exhibits, Financial Statements and Reports on Form 8-K..............19
Item 14. Controls and Procedures.............................................19

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES..................................F-1

Report of Independent Auditors...............................................F-1

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "DND", "Company", "we", "us" and "our" refer to DND Technologies, Inc., and its subsidiaries combined.

Overview

      DND Technologies, Inc., a Nevada corporation ("DND"), began operations under the name "DND Technologies, Inc." on August 2, 2002, following the merger of Zurickirch Corp., a Nevada corporation, with Aspect Semiquip International, Inc., an Arizona corporation ("ASI"). Following the merger, ASI became a wholly-owned subsidiary of DND. DND, through ASI, provides proprietary capital equipment to the manufacturers of computer chips, and is a manufacturer and supplier of wholesale parts and contract services to the semiconductor industry.

      ASI, incorporated in Arizona in 1990, is a supplier of equipment renovation programs for major semiconductor after-market systems, including assemblies, consumables and chillers. ASI also provides service, support and training on many of the system platforms currently in use. In March of 2001, ASI, then named Aspect Systems, Inc., merged with Semiquip, Inc. Semiquip, based in Texas, is a supplier of reconditioned assemblies and a provider of service programs specific to major OEM semiconductor fabrication equipment. ASI currently has two websites, located at http://www.semiquip.net and http://www.aspectsys.com.

      Since 1990, ASI has provided a cost effective alternative to purchasing new etch systems, by supplying second tier Lam Research Corp. ("Lam") remanufactured etch systems and replacement parts. In addition to providing the capital equipment, ASI provides warranties, installation, and after-sales technical support. Although ASI primarily supplies Lam systems and replacement parts, ASI also provides replacement parts manufactured by other OEMs. In addition, ASI provides engineering services to assist customers with designing processes, repairing or reconfiguring equipment and optimizing the performance of their equipment.

      On January 31, 2003, DND signed a non-binding letter of intent to acquire ESL Electronic Handels GMBH, organized in Germany. Management cannot currently estimate when the acquisition will occur, and cannot provide any assurance that the acquisition will ever be consummated. DND intends to engage in future acquisitions when appropriate to expand our range of products and services.

Our Operating Subsidiary

      Organized in 1990, our operating subsidiary ASI manufactures, assembles, markets and services semiconductor wafer fabrication equipment for the worldwide semiconductor industry. Customers for ASI's products include semiconductor wafer manufacturers and semiconductor integrated circuit (or chip) manufacturers, which either use the chips they manufacture in their own products or sell them to other companies for use in advanced electronic components.

      In 2002, ASI began manufacturing a proprietary product known as the "hot gas box," which provides superior cleaning of wafer fabrication equipment as compared to existing high efficiency particulate arresting ("HEPA") filtration devices. The superior cleaning ability of the hot gas box reduces contamination of wafers and increases the yield obtained from each wafer. This equipment provides in situ continuous cleaning of the reaction chamber that reduces particulates thereby greatly extending the uptime between required equipment cleaning cycles. The hot gas box is adaptable to work with etch or chemical vapor deposition equipment producing any wafer size. We sold and installed our first hot gas box in 2002, and, as of April 10, 2003, we had approximately nine installed units. The technology underlying the hot gas box is protected by two issued patents that we hold jointly with Air Products and

Chemicals, Inc. We believe that the hot gas box provides important diversification of our business by providing a proprietary product for us to market.

Chip Industry

      Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components is increased to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. We sell the second generation machines which etch the dielectric layer. To form the metal wiring, openings and patterns etched in the dielectric layer are subsequently filled with conducting material using physical vapor deposition (PVD) and/or electroplating technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to maintain a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing of the wafer.

      Throughout its history, the semiconductor industry has migrated to increasingly larger wafers to build chips, from 25 millimeter (mm), or one-inch, wafers to 300mm, or 12-inch, wafers. The predominant size for capacity production today is 200mm, or eight-inch, wafers. To gain the economic advantages of a larger surface area, however, the industry has begun using 300mm wafers.

Our Market Niche and Growth Strategy

      We provide equipment and parts to a discrete sector in the semiconductor industry. While most suppliers of capital equipment design, develop, manufacture and market a complete line of capital equipment, we sell primarily older generation capital equipment and replacement parts from a variety of OEMs. Historically, this approach has allowed us to benefit from downturns in the economy, but the recent downturn has been so significant that it has resulted in a glut of older generation equipment and parts on the market. The semiconductor industry is highly cyclical, and many semiconductor manufacturers choose to repair older systems, or even purchase complete older generation systems, rather than buying the latest, more costly equipment in recessionary environments.

      During the past two years, we have been subject to increasing competition from failing semiconductor manufacturers, which frequently will sell their capital equipment at a substantial discount upon becoming insolvent. Should the economy improve, competition from liquidation sales will decrease, although this decrease may be offset by an increased willingness among manufacturers to upgrade their equipment to the latest generation products.

      Through entry into a joint venture with Lam Research Corporation, in November 2002, we have been able to obtain a large distribution network for our second generation etch equipment and a direct relationship with the supplier of that equipment. We intend to expand our market share further through aggressive marketing of our products and services, and by entering into contracts with OEMs to distribute their older generation products.

Recent Product Development

      We are in the process of developing a new ultra-deep trench etch product, known as the Crystal 2000 tool, and have applied for patent protection for this new product. The Crystal 2000 tool is designed to allow etching of 150 mm wafers, which are used predominately in the micro electronic mechanical systems (MEMS) market, due to the 150 mm wafers' ability to allow growth of gallium arsenide crystals. Wafers containing gallium arsenide are used primarily in research laboratories, and currently Surface Technology Systems dominates this niche market. With our Crystal 2000 tool, we plan to expand into this niche market, which we anticipate will provide us with further diversification of our business.

      Additional R&D is required to take the Crystal 2000 beyond prototype and into the manufacturing stage, at which point we plan to begin manufacturing the tool in our existing manufacturing facilities. Management intends to wait until funds become available to complete the development of this tool.

Manufacturing

      Our manufacturing operations consist mainly of assembling and testing components and subassemblies that are then integrated into finished systems. Most of the assembly and testing of our products is conducted in cleanroom environments. Prior to shipping a completed system, customer representatives may perform acceptance tests at our facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

      Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers. We believe that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse short-term effect on our operating results and could unfavorably impact our customer relationships.

Research and Development Activities

      Our R&D expenditures were $24,324 during the 2002 fiscal year, and $166,243 during the 2001 fiscal year. These expenditures were targeted at continued development of our "hot gas box" and "ultra-deep trench" etch applications, and enhancements to our existing products.

      The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Our ability to maintain competitive advantage depends in part on our ability to maintain our existing relationships with companies like Lam. Our outsourcing contracts with companies like Lam allow us to obtain the benefits of newer technologies without having to invest substantial portions of our revenue into R&D activities.

Semiconductor Industry Background

      Over the past twenty years, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new applications in consumer electronics. More recently, growth has slowed, and there are signs that the industry may be beginning to mature. While unit demand for semiconductor devices continues to rise, the average selling prices are declining. There is increasing pressure on chipmakers to reduce manufacturing costs while increasing the value of their products at the same time. The semiconductor industry has also been cyclical in nature over its history, with periods of rapid expansion followed by periods of over-capacity.

      Several technological trends characterize semiconductor manufacturing. Perhaps the most prominent of these trends is increasing density. Moore's Law, first postulated in the mid-1960s and still accurate almost 40 years later, states that the density of circuitry on an individual semiconductor chip doubles every 18 months. Today's advanced devices are being manufactured with line widths as small as 0.13 micron and with up to eight layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a chip and thereby provide higher performance and value. The next generation of chips will likely see line widths as small as 90 nanometer (0.09 micron) and below, requiring even more sophisticated interconnect wiring to keep pace.

      Another trend worth noting is the transition to copper wiring in place of aluminum as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum, and this provides a number of performance advantages. Because of the superior properties of copper, a chip made with copper may need only half as many metal layers as one made with aluminum. This provides a significant reduction in manufacturing cost. In addition, copper wiring produces a significant improvement in device performance and a significant reduction in power requirements as compared to aluminum.

      A similar transition is underway to low-k dielectric insulators, which are replacing traditional silicon oxide films. Low-k dielectrics are better at limiting the capacitance that occurs between metal lines in a device. This quality is important to the goal of smaller line widths and increasing component density. However, low-k materials are also less stable than silicon oxide, and this poses a host of new challenges to the semiconductor industry in pursuing its goals of increased circuit density and, at the same time, lower cost of manufacture and higher performance and value of the manufactured product.

      Another important trend is the move to larger wafer sizes. Chipmakers are migrating to larger, 300mm wafers because of the potential manufacturing cost advantages these larger wafers provide (through the production of more integrated circuits on each individual wafer) compared to the 200mm wafers that have been the industry standard for approximately the past ten years.

      We supply equipment solely for the 150mm and 200mm markets and not for the 300mm market.

Patents and Trademarks

      We intend to evaluate any technology we develop on a case-by-case basis and pursue legal protection for our technology through patent and trade secret protection where we believe the benefits of such protection outweigh the associated costs. Most of our technology is not currently patented and most of our equipment is not proprietary but is remanufactured equipment acquired from various vendors. Our registered United States patents, which are owned by our subsidiary, Aspect Systems, Inc., jointly with Air Products and Chemicals, Inc., are: "Partial clean fluorine thermal cleaning process," Pat. No. 5,868,852, and "Diluted nitrogen trifluoride thermal cleaning process, "Pat. No. 5,714,011 and relate to our "hot gas box" product. We have one pending patent application, for our new "ultra-deep trench" etch product (the Crystal 2000 tool), and we intend to file additional patent applications as appropriate.

      Our subsidiary, ASI, owns several registered trademarks. We believe that these trademarks are known and recognized within our market and are valuable to our business. We intend to vigorously enforce all violations of our trademarks as we believe the goodwill associated with it is important to the development of our business.

Competition

      The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. DND's ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to market new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control, and the level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer's needs and criteria, including considerations such as the customer's process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for use in semiconductor manufacturing. Sometimes, existing technology can be adapted to the new requirements;

however, these requirements sometimes create the need for an entirely new technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and start-ups, and can quickly diminish the value of existing technologies.

      Substantial competition exists for each of DND's products. Competitors range from small companies that compete with a single product to companies with a large and diverse line of semiconductor processing products. In addition, we continue to face competition from insolvent semiconductor manufacturers, which in the past two years have been selling their capital equipment at reduced prices as part of their liquidation. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that DND is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements on a cost effective basis and provide services in a timely manner.

Marketing, Sales and Service

      Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing professionals, direct sales personnel as well as equipment and process engineers, that work closely with individual customers to develop solutions to their processing needs. After-sales support is an essential element of our marketing and sales programs. We maintain ongoing support relationships with our customers and have a network of field service personnel in place throughout the United States. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining our competitiveness in the marketplace.

Customers

      Our customers include many of the world's leading semiconductor manufacturers including Intel, Texas Instruments, ST Micro, Motorola, National Semiconductor, and On-Semi. In fiscal years 2002 and 2001, revenue from Texas Instruments accounted for approximately 31% and 20%, respectively, of total revenue.

      A material reduction in orders from several of our larger customers, due to market or business conditions in the semiconductor industry could adversely affect our results of operations and projected financial conditions. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Beginning in the first half of fiscal 2001, a slowing U.S. economy and worldwide decline in demand for integrated circuits resulted in excess capacity in the semiconductor industry and a severe contraction of the manufacturing equipment market. Our customers reduced their level of capital expenditures, which caused a steep decline in demand for our products in fiscal 2001 and 2002.

Employees

      DND currently has two full-time employees, our CEO and our CFO. ASI has approximately 35 full-time employees, 3 part-time employees and 12 regular contractors.

Government Regulations

      We are currently not aware of any pending notices of violation, fines, lawsuits or investigations arising from environmental matters that would have any material effect on our business. We are subject to a variety of governmental regulations related to the management of hazardous materials. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers' acceptance of our products.

These regulations could require us to alter our current operations, to acquire significant equipment or to incut substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

ITEM 2. PROPERTIES

      DND, through its subsidiary ASI, currently leases two facilities. ASI's principal Arizona facility is located at 375 East Elliot Road, Chandler, Arizona 85225. This facility consists of 23,264 square feet of office and warehouse space on a lease that runs through December 31, 2004. ASI's principal Texas facility is located at 1215 Commerce Drive, Richardson, Texas 75081. This facility consists of 11,643 square feet on a lease that runs through June 30, 2003. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      DND and its subsidiary, ASI, are currently involved in one legal proceeding, which was described in the Company's Form 8-K filed on January 14, 2003. The suit, Merrill Lynch Business Financial Services, Inc. v. Aspect Semiquip International, Inc. et al., is currently pending in the United States District Court for the District of Arizona. At issue in the suit is DND's default on its $1 million line of credit with Merrill Lynch. The complaint was filed on December 18, 2002, and Merrill Lynch agreed to extend the time for answering into April. DND and the other defendants filed their answers on April 7, 2003. DND is engaged in settlement negotiations with Merrill Lynch, although management can provide no assurance that a settlement will be reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      DND currently has 23,000,000 shares of common stock outstanding.

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on April 10, 2003 was approximately 50.

Dividend Policy

      To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

      Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "DNDT.OB." There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the OTCBB on December 15, 2001. There was no trading activity in our stock from December 15, 2001 until May of 2002. The following table sets forth, for the periods indicated, the bid price range of our common stock.

                  Period                   Average Low            Average High
                  ------                   -----------            ------------
            Fourth Quarter 2002               $0.02                  $0.51
            Third Quarter 2002                $0.07                  $1.45
            Second Quarter 2002               $0.90                  $2.05
            First Quarter 2002                 n/a                    n/a

      Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

                             Number of securities to       Weighted-average exercise         Number of securities
                             be issued upon exercise          price of outstanding         remaining available for
                             of outstanding options,         options, warrants and          future issuance under
     Plan Category           warrants and rights (#)               rights ($)             equity compensation plans
                            -------------------------      --------------------------    ----------------------------
Equity compensation
plans approved by                      N/A                            N/A                             N/A
shareholders

Equity compensation
plans not approved by                  N/A                            N/A                             N/A
shareholders

Total                                  N/A                            N/A                             N/A

Recent Sales of Unregistered Securities

      In January 2003, DND issued 1,000,000 common shares to a vendor in exchange for forgiveness of $160,000 of accounts payable. DND is obligated to register these shares within 120 days of issuance.

      In March 2002, Zurickirch issued 3,255,000 shares to John Chris Kirch, as payment for a loan to Zurickirch. The shares were subsequently cancelled in connection with the acquisition between Zurickirch and DND.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

      Following is summary financial information reflecting our operations for the periods indicated:

                                           Year ended December 31,
                                            2001             2002

Net revenue                             $5,371,933          $8,102,843
Cost of revenue                         $4,274,479          $6,137,258
Gross profit                            $1,097,454          $1,965,525
Operating expenses                      $2,377,428          $3,339,304
(Loss) from operations                 ($1,279,974)        ($1,373,779)
Net (loss)                             ($1,460,477)        ($1,448,538)

The year ended December 31, 2002 compared to the year ended December 31, 2001.

      Revenues. Our revenue from operations for the year ended December 31, 2002 were $5,371,933, as compared to revenues of $8,102,843 for the year ended December 31, 2001, a 34% decrease. We believe one of the reasons for the decrease was a severe decrease in the purchase of capital equipment in our industry. During the year ended December 31, 2002, the majority of our revenue was generated from sales of replacement parts as compared to the year ended December 31, 2001 when the revenue was a mix of capital equipment sales and replacement parts. We also believe the reason for the decrease in our revenues was due to the general decline in the economy of the United States, which we believe has had an adverse effect on discretionary consumer spending.

      Cost of Revenues. Our cost of revenues of $4,274,479 (80% of revenues) in the year ended December 31, 2002 decreased from $6,137,258 (76% of revenues) for the year ended December 31, 2001. This increase of 4% in the cost of revenues is primarily a result of writing off obsolete inventories.

      Selling, General and Administrative Expenses. Selling and marketing expenses decreased from $1,041,673 (13% of revenues) in 2001 to $648,799 (12% of revenues) in 2002. The decreased dollars are due to layoffs of sales personnel due to the declining sales. General and administrative expenses decreased from $2,131,388 in 2001 to $1,704,305 in 2002. The decrease in expenses is attributed to the reduction in staff and expenses at both subsidiaries due to the declining sales.

      Interest Expense. Interest expense increased 103% to $171,593 in the year ended December 31, 2002 from $84,704 in the year ended December 31, 2001. The increase in interest is a result of our inability to reduce the principal balance of debt during the year ended December 31, 2002.

      Income Tax Expense. Income tax expense increased 30% to $11,500 in the year ended December 31, 2002 from $8,860 in the year ended December 31, 2001. The increase in income tax is a result of the subsidiary's taxable income for Texas Franchise Tax purposes.

Liquidity

      Our liquidity has been negatively impacted by the decline in sales revenues we experienced during the year ended December 31, 2002. We attribute this decline in revenues primarily to the general decline in the economy of the United States, which we believe has driven down discretionary spending by consumers. As a result, consumers are purchasing fewer products in the computer and semiconductor industries.

      To date, we have financed our operations with cash from our operating activities, a bank line of credit and a new loan for $200,000.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on all of our corporate assets which amounted to $8,390,776 at December 31, 2002 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are trying to renegotiate the note and establish a repayment plan for the loan. The loan balance, including accrued interest, at December 31, 2002 was $994,932. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected.

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spend for computer related purchases and our ability to negotiate a repayment plan for our line of credit with Merrill Lynch Business Financial Services, Inc. and a settlement of the Merrill Lunch lawsuit.

      Because of our tight cash flow, it is likely that, during the next 12 month period we will seek financing from one or more sources such as lending institutions or private individuals. Additional financing may not be available on acceptable terms, or at all.

      Our investing activities for the year ended December 31, 2002 used $25,327, as compared to $178,957, which was used in the year ended December 31, 2001. These amounts reflect investments in property and equipment. Our financing activities for the year ended December 31, 2002 provided cash of $314,395 compared to $226,922, for the year ended December 31, 2001. Financing activities in the year ended December 31, 2002 consisted of $248,716 net borrowings from the line of credit, issuance of $200,000 of long-term debt and repayments of $134,321 of long-term debt. Financing activities in the year ended December 31, 2001 consisted of $746,216 net borrowings from the line of credit, issuance of $250,000 long-term debt, repayments of $69,029 of long-term debt and distributions paid in the amount of $700,265.

Capital Resources

Working capital is summarized and compared as follows:

                                 December 31, 2002   December 31, 2001
                                 -----------------   -----------------

Current assets                      $ 3,627,681         $ 2,826,617
Current liabilities                   4,820,078           2,828,348
                                    -----------         -----------

Working capital (deficit)           $(1,192,397)        $    (1,731)
                                    ===========         ===========

      The increase in the deficit in working capital was primarily due to the loss from operations and the Company's inability to reduce vendor debt. The Company plans to remedy this working capital deficit through its newly engineered sales plan that allows the Company to break even selling replacement parts alone and not relying on the revenue generated from the sales of capital equipment.

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

      1. Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses for the years ended December 31, 2002 and 2001, has negative working capital and a stockholders' deficit and is in violation of its loan covenants on its line of credit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

            1 - Restructure the line of credit to allow amortization of the principal balance.

            2 - Obtain additional equity or debt financing from investors.

      In addition, the Company completed an agreement with Lam Research Corporation whereby the Company received inventory, intellectual properties and support programs of Lam's Auto Etch and Dry Tek models of plasma dry etch equipment. This agreement should enable the Company to increase its revenues and operating profits.

      2. Revenue Recognition

      Product sales - The Companies recognize revenue from product sales when the goods are shipped and title passes to its customers.

      Service income - The Companies recognize revenue from service income when services are performed and completed.

      3. Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue balances. The Company's subsidiary, Aspect Semiquip International, Inc. ("A.S.I."), does require advance payments on certain orders of its larger systems.

      4. Allowance for Doubtful Accounts

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.

      5. Inventories

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes raw materials, labor and manufacturing overhead.

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

      7. Property and Equipment

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

              Office furniture, fixtures and equipment             5-7 Years

              Leasehold improvements                               3-15 Years

              Machinery and equipment                              7 Years

              Laboratory tools                                     7 Years

              Vehicles                                             5 Years

      8. Warranty Reserve

      A.S.I. provides a reserve on its Chiller and Auto Etch systems to cover anticipated repairs or replacement. A warranty is provided on its systems ranging from 90 days to six months from date of sale.

      9. Reclassifications

      Certain 2001 amounts have been reclassified to conform with 2002 presentations.

Cautionary Note Regarding Forward-looking Statements and Risk Factors

      This report on Form 10-KSB contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as "will result," "expects to," "will continue," "anticipates," "plans," "intends," "estimated," "projects," and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following Risk Factors:

Risk Factors

      You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

      We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

      Douglas Dixon, our CEO and Chairman of the Board, is vital to our continued operations due to his relationship with Lam Research Corp. and his past experience working in the semiconductor industry. His loss would adversely impact our operations.

      We depend upon revenues generated by our contract with Lam Research Corp.

      In late November 2002, we entered into an outsourcing contract with Lam, which provides us with access to Lam's vendors for parts and subassemblies, along with improved access to Lam's customer base. Our sales have almost doubled since entry into the Lam contract. If our contract with Lam does not continue to produce significant revenues, we may not be able to return to profitability.

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

      Our independent accountants have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

      Our ability to continue as a going concern is an issue raised as a result of the Company's $2.7 million of operating losses incurred since January 1, 2001, its negative working capital, and its violation of loan covenants on its line of credit. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

      We are in default on our line of credit, and our creditor could foreclose on our business at any time.

      We are in default on our $1 million line of credit with Merrill Lynch Business Financial Services ("Merrill Lynch"). In December of 2002, Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit. Merrill Lynch may foreclose on our business at any time and is under no obligation to forbear collecting its $1 million line of credit. Management is currently seeking to negotiate an extended payment plan with this lender, but there is no assurance that this plan will ultimately be agreed to.

      Cyclical downturns are prevalent in the semiconductor industry.

      Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we market. During downturns, our replacement parts are generally in higher demand, due to the cost effectiveness of repairing existing equipment instead of buying new equipment. However, during prolonged downturns, our replacement parts business faces competition from failing semiconductor manufacturers, who will frequently sell their capital equipment at substantial discounts as part of bankruptcy proceedings.

      During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times reached higher-than-necessary levels relative to the current levels of production demand. During periods of rapid growth, we must be able to acquire and develop sufficient capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. We cannot give assurances that our next sales and operating results will not be adversely affected if the current downturn in the semiconductor industry continues, or if other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

      The semiconductor industry is intensely competitive and capital-intensive.

      We face substantial competition in the industry, both from potential new entrants into the market and established competitors. Some of these companies may have greater financial, marketing, technical or other resources than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. Remaining competitive in the market depends in part upon our ability to offer new and enhanced systems and services, at competitive prices on a timely basis.

      Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected another vendor's capital equipment, the manufacturer is generally reliant upon that equipment vendor for the specific production line application in question. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period time when that customer has selected a system from a manufacturer we do not have a relationship with. In addition, sales of our systems depend in significant part upon a prospective customer's decision to increase manufacturing capacity or expand current manufacturing capacity - both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems may have a lengthy sales cycle, during which we may expend substantial funds and management effort.

      The semiconductor industry is based on rapidly changing technology.

      We rely heavily on the development of new and improved products by the companies, such as Lam, from which we obtain systems and parts, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. In addition, we engage in development and improvement of the products we manufacture. As is typical in the semiconductor capital equipment market, we have experienced delays from time to time in the introduction of and certain technical difficulties with certain of our products and product enhancements.

      Our success in developing and selling systems depends upon a variety of factors. These include product selection, timely and efficient completion of product design and development, timely and efficient implementation of assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, and marketing new products, or in enhancing our existing products. In addition, we could incur substantial unanticipated costs to ensure the functionality and reliability of our future product introductions early in their product life cycles. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, then delays in collective accounts receivable and additional service and warrant expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

      We may experience supply shortages.

      We use numerous suppliers to obtain parts, components, sub-assemblies and final products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited source. These suppliers are in some cases thinly capitalized, independent companies that generate significant portions of their business from us and a small group of other companies in the semiconductor industry. We seek to reduce our dependence on the limited group of sources. However, disruption or termination of certain of those suppliers may occur. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

      DND is exposed to the risks of operating a global business.

      Currently, approximately 10% of DND's revenues result from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Managing DND's global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and where DND anticipates significant opportunity for growth. Global uncertainties with respect to: 1) economic growth rates in various countries; 2) the recent outbreak of a new and often fatal respiratory disease in the Far East region; 3) the sustainability of demand for electronics products; 4) capital spending by semiconductor manufacturers; 5) price weakness for certain semiconductor devices; and 6) political instability in regions where DND has operations, such as Asia, may also affect DND's business, financial condition and results of operations.

      DND is exposed to risks as a result of ongoing changes in the semiconductor industry.

      Ongoing changes in the semiconductor industry, including more complex technology requirements, the growth in Asia, increasing pressure on semiconductor manufacturers to allocate resources to activities that enhance their competitive advantage, the increasing significance of consumer electronics as a driver for demand for semiconductors and the related focus on lower costs, have in turn resulted in the increasing importance of spares and service as a growing percentage of semiconductor equipment suppliers' business. These changes are also requiring semiconductor manufacturing equipment suppliers to provide increasing levels of process integration support. If DND does not successfully manage the risks resulting from these changes in the semiconductor industry, its business, financial condition and results of operations could be materially and adversely affected.

      DND is exposed to risks associated with a highly concentrated customer base.

      DND's customer base is highly concentrated including one customer which accounts for approximately 20% of sales. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and likely will continue to account for, a substantial portion of DND's net sales, which may lead customers to demand pricing and other terms less favorable to DND. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, DND may not be able to replace these orders with new orders. As DND's products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on DND's business, financial condition and results of operations.

      DND is subject to risks of non-compliance with environmental and safety regulations.

      DND is subject to environmental and safety regulations in connection with its business operations, including but not limited to regulations related to the development, manufacturing and use of its products. Failure or inability to comply with existing or future environmental and safety regulations could result in significant remediation liabilities, the imposition of fines and/or the suspension or termination of development, manufacturing or use of certain of its products, each of which could have a material adverse effect on DND's business, financial condition and results of operations.

      DND is exposed to risks associated with acquisitions.

      DND has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to:
1) diversion of management's attention from other operational matters; 2) the inability to realize expected synergies resulting from the acquisition; 3) failure to commercialize purchased technology; and 4) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company. Mergers and acquisitions are inherently subject to multiple significant risks, and the inability to effectively manage these risks could materially and adversely affect DND's business, financial condition and results of operations.

      Our ability to raise additional financing is uncertain.

      We currently anticipate that our available cash resources combined with our anticipated revenues will meet any immediate working capital needs we have. A shortfall in projected revenues primarily from our recent contract with Lam Research Corp. would negatively impact any future expansion of our operations. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

      Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

      We are engaged in the business of manufacturing capital equipment and replacement parts used in the production of semiconductor devices, and in providing engineering support services to purchasers of our products. As a result, our financial viability will depend exclusively on our ability to generate revenues from our operations. We will not have the benefit of reducing our financial risks by relying on revenues derived from other operations.

      There is a limited market for our common stock.

      Currently only a very limited trading market exists for DND common stock. Our common stock trades on the OTC Bulletin Board under the symbol "DNDT.OB." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Effective sometime in 2003 or early 2004, the OTC Bulletin Board will no longer offer companies a market on which to trade. The new BBX Exchange, which is intended to replace the OTC Bulletin Board, will have stricter listing standards. Management intends to apply to be listed on the BBX Exchange as soon as applications become available but there is no assurance that we will meet the minimum criteria required. If we fail to meet the BBX Exchange listing requirements, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

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

ITEM 7. FINANCIAL STATEMENTS

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Certifying Accountants

      On November 14, 2002, Andersen, Andersen & Strong, L.C. resigned as the independent auditor for the Company. On November 15, 2002, the Board of Directors engaged Farber & Hass, L.L.P. as the new independent auditor for the Company.

      The Company's financial statements to the date of Andersen, Andersen & Strong's resignation did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company did not have any disagreements with Andersen, Andersen & Strong on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, Andersen & Strong, would have caused it to make a reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as defined in
Item 304(a)(1)(v) of Regulation S-B. During the two fiscal years ended December 31, 2000 and 2001, and between December 31, 2001 and November 14, 2002, neither the Registrant nor anyone acting on its behalf consulted with Farber & Hass, L.L.P. regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement with Andersen, Andersen & Strong or a reportable event with respect to Andersen, Andersen & Strong.

      The Company was unable to obtain from its prior accountants a manually signed auditors' opinion for the year ended December 31, 2001 in time for the filing of this Form 10KSB. The auditors' opinion for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Upon receipt, the Company will file an amended 10KSB with the prior auditors' opinion for the year ended December 31, 2001.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

      Name             Age                        Position
--------------------   ---          -------------------------------------------
Douglas N. Dixon        60          CEO, President, Chairman and Director

Paul Gallo              48          CFO, Secretary, Treasurer and Director

Lowell W. Giffhorn*     56          Director, Chair of Audit Committee

Ernie L. Recsetar*      53          Director, Chair of Compensation Committee

*     Directors currently serving as members of the Company's Audit Committee.

      Lowell Giffhorn has served as CFO for Patriot Scientific (PTSC) since 1996. In August 1999, Lowell was appointed to PTSC's Board of Directors. PTSC is a public firm based in San Diego that owns and develops intellectual property associated with embedded technology. Prior to joining PTSC, Mr. Giffhorn was CFO of Sym-Tek Systems, Inc., and Vice President of Finance for its successor Sym-Tek Inc., a major supplier of capital equipment to the semiconductor industry. Mr. Giffhorn has more than 25 years of experience in strategic corporate finance. At PTSC, Mr. Giffhorn was instrumental in securing a favorable financial equity line of credit that provided the company with $5 million in 1999 and a current equity line of credit of $30 million. Under this line, PTSC determines when and how much stock to place with an underwriter and establishes a floor price under which it will not sell stock. With financing in place, PTSC has been able to focus on innovation and aggressive marketing. Mr. Giffhorn chairs the DND audit committee.

      Ernie L. Recsetar is the CEO and President of Stirling Capital Corporation (since 1995). Mr. Recsetar has participated in the structuring of more than $15 Billion in commercial financings during his 20+ year career. He served as General Counsel to Greyhound Financial Corporation from 1990-1995; LINC Group in Chicago; Corporate Counsel to Heller Financial in Chicago; Tax Attorney with Arthur Young and Company and Corporate Attorney with McBride and Baker In Chicago. Mr. Recsetar received his Juris Doctorate (JD) and Masters of Business Administration (MBA) from Emory University, Atlanta, Georgia; Bachelor of Science of Business Administration (BS) from the University of Illinois and Masters of Law of Taxation (LLM) from Kent College of Law, Chicago. Mr. Recsetar chairs the DND compensation committee.

      Douglas N. Dixon is the CEO/President and Chairman of DND, and was a co-founder of ASI. Mr. Dixon's experience in the semiconductor capital equipment industry goes back to 1966 when he started with Fairchild Semiconductor. Later, Mr. Dixon was employee number 25 at Applied Materials (today AMAT is the largest supplier of "chip-gear" in the world) and went on to be a co-founder of Gemini Research, a chip-gear firm that was acquired by Lam Research in 1988. Mr. Dixon stayed on with Lam for two years in sales management before leaving in 1990 to co-found ASI. Mr. Dixon is a US Navy Veteran having served with a flight squadron on the aircraft carrier USS Hancock while stationed near Asia in the 1960s.

      Paul V. Gallo is the CFO, Secretary, Treasurer and a Director of DND. Mr. Gallo was awarded his CPA certificate in Arizona in 1982 (when he was the CFO for a Registered Investment Advisor) and has been the president of an Arizona-based Financial Services and Merger & Acquisition firm for the past 19 years, specializing in high-tech manufacturing companies. Mr. Gallo has worked as a financial consultant for ASI since May, 2000. Mr. Gallo served as an enlisted man in the US Army Security Agency, assigned overseas for most of 1972-1976.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term Compensation
                                                                                 ------------------------------------
                                                    Annual Compensation                    Awards             Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                 Other Annual    Restricted    Securities
    Name and Principal                    Salary      Bonus      Compensation       Stock      Underlying      LTIP
         Position              Year       (US $)     (US $)         (US $)         Awards        Options      Payouts
---------------------------------------------------------------------------------------------------------------------
Douglas N. Dixon (CEO)         2001        99,228       0           12,369            0             0            0
---------------------------------------------------------------------------------------------------------------------
                               2002       104,567       0            8,763            0             0            0
---------------------------------------------------------------------------------------------------------------------
Scott Magoon (former           2002       105,692       0            6,293            0             0            0
director of ASI)
---------------------------------------------------------------------------------------------------------------------

      Members of the Board of Directors do not receive any cash compensation for their service as Directors but the Company intends to award stock options to directors for their service during the 2003 fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation are reimbursed by DND.

      Director liability insurance may be provided to all members of the Board of Directors. DND has not yet obtained such insurance and does not have any specifics for available cost and coverage. DND does not have a specific time frame to obtain the insurance. No differentiation is made in the compensation of "outside directors" and those officers of DND serving in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There are currently 23,000,000 common shares outstanding. The following tabulates holdings of shares of DND by each person who, subject to the above, as of April 10, 2003, holds of record or is known by Management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of DND individually and as a group.

                     SHARE OWNERSHIP AS OF FEBRUARY 10, 2003

             Name and Address of                  Amount of              Percent of
             Beneficial Owner (1)            Common Shares Owned    Common Shares Owned
         Douglas Dixon(2)                         18,000,000(3)            78.3%
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         Paul Gallo(2)                                     0(4)             n/a
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         Ernie Recsetar(2)                                 0                n/a
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         Lowell Griffhorn(2)                               0                n/a
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         All Officers and Directors
         as a group (3 persons)                   18,000,000               78.3%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)   Denotes officer or director of DND.

(3) Mr. Dixon's shares are subject to a potential claim that, if successful, could reduce his share ownership by up to 5,400,000 shares. DND cannot currently estimate when this potential claim will be resolved.

(4) Mr. Gallo has an option to acquire up to 4,200,000 shares from Mr. Dixon at an exercise price of $1/share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Dixon holds a $130,000 promissory note, payable by the Company on demand.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

                                                                                                        Page Number
         1. Financial Statements:
              Report of Independent Auditors                                                             F-1
              Consolidated Balance Sheets at December 31, 2002
              Consolidated Statements of Operations for each of the two years ended December 31, 2002
              Consolidated Statements of Stockholders' Equity for each of the two years ended December 31, 2002
              Consolidated Statements of Comprehensive (Loss) for each of the two years ended December 31, 2002
              Consolidated Statements of Cash Flows for each of the two years ended December 31, 2002
              Notes to Consolidated Financial Statements                                                 F-8
              Exhibits included or incorporated herein:  See Exhibit Index.

  (b) Reports on Form 8-K:

      On May 21, 2002, the Company filed a Current Report on Form 8-K, announcing the execution on May 16, 2002 of an Agreement and Plan of Reorganization between the Company and Aspect Semiquip International, Inc.

      On August 7, 2002, the Company filed a Current Report on Form 8-K to announce the issuance of a press release and the amendment of the Agreement and Plan of Reorganization filed with the Form 8-K on May 21, 2002.

      On September 27, 2002, the Company filed an amended Current Report on Form 8-K/A relating to the Form 8-K filed on May 21, 2002.

      On October 7, 2002, the Company filed an amended Current Report on Form 8-K/A relating to the Form 8-K filed on August 7, 2002.

      On November 19, 2002, the Company filed a Current Report on Form 8-K announcing the resignation of Andersen, Andersen & Strong, L.C., and the appointment of Farber & Hass, L.L.P., as the Company's independent auditor.

      On January 14, 2003, the Company filed a Current Report on Form 8-K announcing the filing of a complaint against the Company by Merrill Lynch Business Financial Services, Inc. on December 18, 2002 in United States District Court for the District of Arizona.

      On February 4, 2003, the Company filed a Current Report on Form 8-K announcing the Company's entry into a Letter of Intent with ESL Elektronik GmbH, Weissenfeld Germany on January 31, 2003.

ITEM 14. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      (b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
DND Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet at December 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) and cash flows of DND Technologies, Inc. and Subsidiaries for the year then ended. These consolidated financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company at December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has negative working capital and is in default on its line of credit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Farber & Hass, LLP
Oxnard, California
March 18, 2003

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   199,880
  Accounts receivable, net of
      allowance                                       337,256
  Other receivables                                    16,606
  Inventories, net of allowance                     3,028,333
  Prepaid expenses, other                              45,606
                                                  -----------

       TOTAL CURRENT ASSETS                                          $ 3,627,681

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                            560,926

OTHER ASSETS
   License agreement                                4,188,407
   Rent security deposits                              13,762
                                                  -----------

      TOTAL OTHER ASSETS                                               4,202,169
                                                                     -----------

      TOTAL ASSETS                                                   $ 8,390,776
                                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Line of credit                                 $     994,932
  Notes payable, current portion
    Related parties                                    130,000
    Other                                              749,686
  Capital lease payable, current portion                14,206
  Accounts payable                                     802,917
  Accounts payable, Lam Research
      Corporation, current                             978,056
  Accrued expenses and taxes                           548,258
  Royalty payable, current portion                     281,919
  Amounts due to related parties                       320,104
                                                 -------------

      TOTAL CURRENT LIABILITIES                                  $   4,820,078

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
  Notes payable, other                                  46,852
  Capital lease payable                                 34,445
  Accounts payable, Lam Research Corporation           652,036
  Royalty payable                                    3,906,488
                                                 -------------

      TOTAL LONG-TERM LIABILITIES                                    4,639,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
  Preferred stock                                            0
  Common stock, par value $.001 per share
    Authorized - 50,000,000 shares;
    Reserved - 4,000,000
     Issued and outstanding - 22,000,000 shares         22,000
   Paid-in capital                                   1,798,160
   Accumulated deficit                              (2,889,283)
                                                 -------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                 (1,069,123)
                                                                 -------------

      TOTAL LIABILITIES AND
           STOCKHOLDERS' (DEFICIT)                               $   8,390,776
                                                                 =============

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                      2002             2001
                                                  ------------     ------------

REVENUE
    Chiller machines                              $    524,990     $  1,235,010
    Auto Etch Systems                                  764,591        2,708,632
    Parts and consumables                            3,002,066        1,532,900
    Field service and training                         254,631          464,472
    Other                                              825,655        2,161,829
                                                  ------------     ------------

         TOTAL REVENUE                               5,371,933        8,102,843

COST OF REVENUE                                      4,274,479        6,137,258
                                                  ------------     ------------

            GROSS PROFIT                             1,097,454        1,965,525
                                                  ------------     ------------

OPERATING EXPENSES
    Sales and marketing                                648,799        1,041,673
    General and administrative                       1,704,305        2,131,388
    Research and development                            24,324          166,243
                                                  ------------     ------------

         TOTAL OPERATING EXPENSES                    2,377,428        3,339,304
                                                  ------------     ------------

(LOSS) FROM OPERATIONS                              (1,279,974)      (1,373,779)
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                                  (171,593)         (84,704)
    Other income                                         2,590           18,805
                                                  ------------     ------------

         TOTAL OTHER INCOME (EXPENSE)                 (169,003)         (65,899)
                                                  ------------     ------------

(LOSS) BEFORE INCOME TAXES                          (1,448,977)      (1,439,678)

INCOME TAXES                                            11,500            8,860
                                                  ------------     ------------

NET (LOSS)                                        $ (1,460,477)    $ (1,448,538)
                                                  ============     ============

NET (LOSS) PER COMMON SHARE

    Basic and diluted (Proforma-2001)             $       (.07)    $       (.06)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

    Basic and diluted (Proforma-2001)               22,000,000       22,000,000
                                                  ============     ============

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                               Preferred Stock  Common Stock     Paid-In-Capital
                               ---------------  ------------     ---------------        Paid-In-   Accumulated
                                    Shares         Amount        Shares     Amount      Capital    Deficit         Total
                                    ------         ------        ------     ------      -------    -------         -----
Balance, January 1, 2002               0           $      0     6,745,000   $  6,745   $  312,957  $  (366,377)      (46,675)

Shares cancelled                       0                  0    (2,745,000)    (2,745)       2,745            0             0
                                   ------          --------  ------------   --------   ----------  -----------   -----------

Balance after shares cancelled         0                  0     4,000,000      4,000      315,702     (366,377)      (46,675)

Common stock
  issued pursuant to
  acquisition of Aspect
  Semiquip International, Inc.
  and ASI Team Asia Ltd.               0                  0    18,000,000     18,000    1,482,458   (1,062,429)      438,029
                                   ------          --------  ------------   --------   ----------  -----------   -----------

Balance after acquisition              0                  0    22,000,000     22,000    1,798,160   (1,428,806)      391,354

Net (loss) for the year
  ended December 31, 2002              0                  0             0          0            0   (1,460,477)   (1,460,477)
                                   ------          --------  ------------   --------   ----------                -----------

Balance, December 31, 2002             0           $      0  $ 22,000,000   $ 22,000   $1,798,160  $(2,889,283)  ($1,069,123)
                                   ======          ========  ============   ========   ==========  ===========   ===========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                2002          2001
                                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                                $(1,460,477)  $(1,448,538)
  Adjustments to reconcile net (loss)
     to net cash (used) by operating activities:
         Depreciation and amortization                                          211,242       208,406
         Loss on disposal of property and equipment                                            71,911
         Reserve for obsolescence                                               521,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                         119,238     2,131,410
    Other receivables                                                           (16,606)
    Inventories                                                              (1,660,083)      632,917
    Prepaid expenses and other assets                                             1,815       (11,997)
    Accounts payable                                                          2,121,930    (1,155,452)
    Accrued expenses and amounts due to related parties                        (346,937)     (624,350)
                                                                            -----------   -----------

        NET CASH (USED) BY
           OPERATING ACTIVITIES                                                (508,878)     (195,693)
                                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (25,327)     (182,197)
  Proceeds from the sale of property                                                            3,240
                                                                            -----------   -----------

       NET CASH (USED) BY
           INVESTING ACTIVITIES                                                 (25,327)     (178,957)
                                                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from line of credit                                            248,716       746,216
  Proceeds from issuance of long-term debt                                      200,000       250,000
  Principal payments on long-term debt                                         (134,321)      (69,029)
  Distributions paid                                                                         (700,265)
                                                                            -----------   -----------

        NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                                 314,395       226,922
                                                                            -----------   -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALANTS                                                            (219,810)     (147,728)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                          419,690       567,418
                                                                            -----------   -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                            $   199,880   $   419,690
                                                                            ===========   ===========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     2002           2001
                                                  ----------     ----------

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:

       Cash paid for interest                     $   49,901     $   53,700
                                                  ==========     ==========

       Cash paid for taxes                        $   23,000     $        0
                                                  ==========     ==========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

       License agreement acquired by debt         $4,188,407     $        0
                                                  ==========     ==========

       Assets acquired through capital leases     $        0     $    8,392
                                                  ==========     ==========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business and History of Company

      DND Technologies, Inc. (hereinafter referred to as the "Company" or collectively as the "Companies") was organized on May 9, 1997, under the laws of the state of Nevada. The Company operates as a holding company for subsidiary acquisitions.

      Aspect Semiquip International, Inc. (hereinafter referred to as "A.S.I.") was organized on November 2, 1990, under the laws of the state of Arizona.

      Semiquip, Inc. (hereinafter referred to as "S.E.I.") was organized on February 16, 1999 in the state of Texas.

      In 2000, the Company created a subsidiary company known as ASI Team Asia, Ltd. (hereinafter referred to as "A.S.I. Team") in Hong Kong for sales and marketing of the Company's products and services to customers in Asia. The Company owns 85% of A.S.I. Team. A.S.I. Team is inactive and has no significant assets or liabilities and has not had any revenue or expenses.

      A.S.I. and S.E.I. are suppliers of semiconductor manufacturing capital equipment. The Companies also supply complete after market support of the Auto Etch and Rainbow Plasma Dry Etch Systems, manufactured by Lam Research Corp., including parts and assemblies.

      On May 15, 2002, the Board of Directors of the Company approved a share exchange agreement whereby the Company issued 18,000,000 shares of its common stock for 100% of the stock of A.S.I., S.E.I. and 85% of A.S.I. Team. In connection with the legal form of this transaction, A.S.I., S.E.I. and A.S.I. Team became subsidiaries of the Company. For accounting purposes, the acquisition was treated as a recapitalization of A.S.I., S.E.I. and A.S.I. Team rather than a business combination.

           See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Going Concern

      These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses in 2001 and 2002, has negative working capital and a stockholders' deficit and is in default on its Merrill Lynch line of credit. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

      Principles of Consolidation

      The consolidated financial statements include the accounts of DND Technologies, Inc. and its wholly-owned subsidiaries, Aspect Semiquip International, Inc. and Semiquip, Inc. and its 85% owned subsidiary, ASI Team Asia Ltd. All material inter-company accounts and transactions have been eliminated.

      Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. A.S.I. does require advance payments on certain orders of large systems.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Allowance For Doubtful Accounts

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

      Inventory

      Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Cost includes raw materials, freight, labor and manufacturing overhead.

      License Agreement

      The license agreement is being amortized using the straight-line method over the life of the contract with Lam Research Corporation (8 years).

      Property and Equipment

      Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

         Office furniture, fixtures and equipment               5-7 Years
         Leasehold improvements                             Term of lease
         Machinery and equipment                                  7 Years
         Laboratory tools                                         7 Years
         Vehicles                                                 5 Years

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Long-Lived Assets

      Statement of Financial Accounting Standards No.121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of ", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

      Warranty Reserve

      A.S.I. provides a reserve on its Chiller and Auto Etch Systems to cover anticipated repairs and/or replacement. The warranty on these systems normally ranges from 90 days to six months (see Note 13).

      Revenue Recognition Policy

      Product sales - The Companies recognize revenue from product sales when the goods are shipped and title passes to its customers.

      Service income - The Companies recognize revenue from service income when services are performed and completed.

      Shipping and Handling Costs

      The Companies' policy is to classify shipping and handling costs as part of cost of goods sold in the statements of operations.

      Advertising

      The Companies expense all advertising as incurred. For the years ended December 31, 2002 and 2001, the two companies charged to operations $3,829 and $3,724, respectively.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Research and Development Costs

      Costs incurred in research and development are expensed as incurred.

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred assets and liabilities are adjusted through the provision for income taxes.

      Net (Loss) Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Concentration of Credit Risk

      Financial instruments which potentially subject the Companies to concentrations of credit risk consists principally of cash and trade accounts receivable. The Companies place their temporary cash investments in reputable financial institutions. At December 31, 2002, the Companies had approximately $119,407 on deposit with one financial institution. A maximum of $100,000 is insured by the Federal Government.

      Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Companies' customer base and their dispersion across different geographic areas. The Companies routinely assess the financial strength of its customers. At December 31, 2002, the Companies had three customers (28%, 15% and 10%, respectively) which exceeded 10% of net accounts receivable.

      Revenues

      For the years ended December 31, 2002 and 2001, the Companies had one customer whose revenues exceeded 10% of total revenues (2002-31%; 2001-20%).

      Revenues in 2002 outside the United States included Asia (7%) and Europe (2%).

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments as of December 31, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recently-Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2002. Under the new rules, goodwill and certain intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company does not expect any material effect on its financial position or results of operations from the adoption of these statements. The Company adopted this pronouncement on January 1, 2002.

      In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", effective for fiscal years starting after June 15, 2002. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligations arise, and will be amortized to expense over the life of the asset. The Company does not expect any material effect on its financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2003.

      In October, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years starting after December 15, 2001 and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company does not expect any material effect on its financial position or results of operations from the adoption of this statement. The Company adopted this pronouncement on January 1, 2002.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted this pronouncement on January 1, 2003 and is not expected to have a material impact on the Company.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation" an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company adopted this pronouncement on January 1, 2003

      Reclassifications

      Certain 2001 amounts have been reclassified to conform to 2002 presentations.

NOTE 2 ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

                    Accounts receivable                 $ 346,256
                    Allowance for doubtful accounts         9,000
                                                        ---------

                    Net accounts receivable             $ 337,256
                                                        =========

             Allowance For Doubtful Accounts

                     Balance, January 1, 2002           $       0
                     Additions for the year                14,979
                     Write-off of uncollectible
                        accounts for the year              (5,979)
                                                        ---------

                      Balance, December 31, 2002        $   9,000
                                                        =========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 INVENTORIES

      The inventories are comprised of the following:

                  Parts and materials            $ 3,449,662
                  Work-in-process                    254,671
                  Allowance for obsolescence        (676,000)
                                                 -----------

                                                 $ 3,028,333
                                                 ===========

NOTE 4 LICENSE AGREEMENT AND ROYALTY PAYABLE

      In November 2002, A.S.I. entered into an asset purchase and licensing agreement with Lam Research Corporation ("Lam"). Under the agreement, ASI purchased approximately $1.6 million of inventory (see Note 9) from Lam and entered into a licensing agreement requiring royalty payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). A.S.I. has recorded the royalty payable as a long-term liability after imputing interest at 6%. The royalty payable is collateralized by the inventory noted above.

      Estimated amortization of the license agreement is as follows:

                December 31, 2003                    $  436,293
                December 31, 2004                       523,551
                December 31, 2005                       523,551
                December 31, 2006                       523,551
                December 31, 2007 and thereafter      2,181,461
                                                     ----------

                                                     $4,188,407
                                                     ==========

      Future minimum royalty payments under the agreement at December 31, 2002 are as follows:

                                                Total        Principal
                                               Payments       Portion
                                              ----------     ----------

         December 31, 2003                    $  560,000     $  281,919
         December 31, 2004                       672,000        449,848
         December 31, 2005                       672,000        477,594
         December 31, 2006                       672,000        507,050
         December 31, 2007 and thereafter      2,800,000      2,471,996
                                              ----------     ----------

                                              $5,376,000     $4,188,407
                                              ==========     ==========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 5 LINE OF CREDIT

      A.S.I. had a $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on the Companies' accounts receivable and inventories and has been personally guaranteed by the majority shareholder.

      The note contains numerous loan covenants that A.S.I. is not in compliance with at December 31, 2002. As of the date of this report, A.S.I. has not received waivers on the covenants and is trying to renegotiate the note and establish a repayment plan for the loan (see note 15). The loan balance, including accrued interest, at December 31, 2002 was $994,932.

NOTE 6 NOTES PAYABLE, RELATED PARTIES         Current Portion   Total

      Douglas Dixon                              $ 10,000     $ 10,000

      On April 1, 2002, the Company received
      a $10,000 loan from Douglas Dixon. The
      note bears interest at 11%, is
      unsecured and is due on demand.

      Douglas Dixon                               120,000      120,000

      On December 31, 1997 and March 6,
      1998, the Company borrowed $120,000
      from Douglas Dixon. The loans are
      unsecured and were due on December 31,
      1998. The Company has not repaid the
      notes and is accruing interest at 7%,
      compounded daily.
                                                 --------     --------

                                                 $130,000     $130,000
                                                 ========     ========

           See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7 NOTES PAYABLE, OTHER

      Term loan payable to Merrill Lynch
       Business Financial Services, Inc.:

      On May 18, 2001, the Company received
      a $250,000 term loan. The loan is
      payable in sixty monthly installments
      of $4,167 including interest at Libor
      plus 2.75% with and effective rate of
      6.13% at December 31, 2002. The loan
      is secured by the lien referenced
      above                                      $173,375

      Note payable, bearing interest at 12%,
      is due in November 2003, requires
      monthly interest payments of $2,000
      and is secured by a second lien on the
      receivables and inventory of A.S.I
      which total $2,912,920 at December 31,
      2002. The note includes options to
      purchase shares of the Company's
      common stock (200,000 shares @ $0.20
      per share and 200,000 shares at $1.00
      per share)                                  200,000

      Note payable to an individual. On June
      12, 1997, the Company acquired 35% of
      the outstanding stock of A.S.I from
      the former president of A.S.I. and
      issued a note payable to the seller
      for $483,630. The note is payable in
      quarterly installments of $24,319
      including interest at 10% and matures
      on May 15, 2004. The note is secured
      by 947,000 shares of A.S.I. stock held
      in escrow                                   133,813

 See Accompanying Notes and Independent Auditors' Reports.

       DND TECHNOLOGIES, INC. AND SUBSIDIARIES
         (FORMERLY KNOWN AS ZURICKIRCH CORP.)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2002

NOTE 7 NOTES PAYABLE, OTHER (CONTINUED)

      Various unsecured demand notes
      due to an individual with interest accruing at 7%       289,350
                                                             --------

             Total                                            796,538

             Less current position                            749,686
                                                             --------

             Long-term portion                               $ 46,852
                                                             ========

NOTE 8 CAPITAL LEASE PAYABLE

      On March 27, 2000, the Company leased a Norstar
      Modular ICS Key System (net book amount of
      $41,271 at December 31, 2002). The lease requires sixty monthly payments of $1,626 including interest at 14%. The lease matures on September 1, 2005.

      Future minimum lease payments under the lease at December 31, 2002 are as follows:

               December 31, 2003            $19,507
               December 31, 2004             19,507
               December 31, 2005             18,941
                                            -------
                                             57,955
      Less amount representing interest       9,304
                                            -------

      Present value of future minimum
        lease payments                       48,651
      Less current portion                   14,206
                                            -------

      Long-term portion                     $34,445
                                            =======

NOTE 9 ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      The initial inventory purchase from LAM is payable as follows:

      March 20, 2003                                       $  163,009
      June 30, 2003                                           163,009
      Balance in twelve monthly payments of ($108,673)      1,304,074
                                                           ----------

              Total                                        $1,630,092
                                                           ==========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10 AMOUNTS DUE TO RELATED PARTIES

      The due to related parties at December 31, 2002 consists of the following:

            Accrued expenses                               $ 25,951
            Accrued interest                                 22,873
            Accrued officer's salaries                      271,280
                                                           --------

                   Total Amount Due To Related Parties     $320,104
                                                           ========

NOTE 11 INCOME TAXES

      Provision (Benefit)

      The provision for income taxes for the year ended December 31, 2002 and 2001 represents primarily Texas franchise taxes and consists of the following:

                                       2002       2001
                                     -------     ------

                        Current      $11,500     $8,860
                        Deferred           0          0

      Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at December 31, 2002:

                 Net operating loss carryforwards     $407,080
                 Allowance for doubtful accounts         1,980
                 Accrued expenses                       85,870
                                                      --------
                                                       494,930
                 Less valuation allowance              494,930
                                                      --------
                 Net deferred tax assets              $      0
                                                      ========

                 Summary of valuation allowance

                     Balance, January 1, 2002         $145,540
                     Addition for the year ended
                       December 31, 2002               349,390
                                                      --------
                     Balance, December 31, 2002       $494,930
                                                      ========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 11 INCOME TAXES (CONTINUED)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

NOTE 12 NET OPERATING LOSSES

      The Company has the following net operating loss carryforwards:

                                                                             Aspect
                                                             DND            Semiquip
                                                        Technologies,   International, Inc.
                  Year of Loss       Expiration Date        Inc.         and Semiquip,Inc.     Total
               -----------------   -----------------    -------------   ------------------- -----------
               December 31, 1997   December 31, 2017    $      82,403   $               0   $    82,403
               December 31, 1998   December 31, 2018           17,297                   0        17,297
               December 31, 2000   December 31, 2020          117,915                   0       117,915
               December 31, 2001   December 31, 2021          142,448             134,299       276,747
               December 31, 2002   December 31, 2022        1,486,968                   0     1,486,968
                                                        -------------   -----------------   -----------

                                                        $   1,847,031   $         134,299   $ 1,981,330
                                                        =============   =================   ===========

      $360,063 of DND Technology Inc.'s loss can only be used to offset income derived by that company.

NOTE 13 PRODUCT WARRANTY PROVISION

      The Company maintains a provision for warranty costs for all system sales. A summary of the warranty liability is as follows:

              Balance, January 1, 2002                   $ 60,000
              Addition to warranty liability
                for the year ended December 31, 2002       58,924
              Payment of warranty costs for the
                the year ended December 31, 2002          (71,795)
                                                         --------
              Balance, December 31, 2002                 $ 47,129
                                                         ========

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 14 PREFERRED STOCK

      The Company is authorized to issue 10,000,000 of $.0001 par value preferred stock. The Board of Directors is authorized to establish the series of preferred stock and all preference rights. No shares were issued or outstanding at December 31, 2002.

NOTE 15 COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under the following terms and conditions:

           Arizona

              1 - Commencement date - January 1, 2000
              2 - Expiration date - December 31, 2004
              3 - Base monthly rent plus costs and taxes

                   January 1, 2002 - December 31, 2002          $    13,828
                   January 1, 2003 - December 31, 2003          $    14,294
                   January 1, 2004 - December 31, 2004          $    14,759

           Texas

              1 - Commencement date - July 1, 2000
              2 - Expiration date - June 30, 2003
              3 - Base monthly rent - $7,762
              4 - Renewal option - one three year option at fair market value rate

      Future minimum lease payments on the real estate leases are of follows:

                   December 31, 2003                            $   218,100
                   December 31, 2004                                177,100
                                                                -----------
                                                                $   395,200
                                                                ===========

      Rent expense for the years ended December 31, 2002 and 2001 was $337,383 and $259,003, respectively.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 15 COMMITMENTS AND CONTINGENCIES (Continued)

      Litigation

      Merrill Lynch has filed a lawsuit against the Company seeking repayment of its line of credit and term loan. The Company has filed a countersuit against Merrill Lynch. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected.

NOTE 16 EMPLOYEE BENEFIT PLAN

      Effective January 1, 1997, A.S.I. and S.E.I. adopted the Aspect Systems Retirement Savings Plan (the "Plan"), a defined contribution pension plan covering substantially all employees that have met certain eligibility and participation requirements as defined in the Plan document. The Plan was amended in 2000 to allow discretionary employer contributions. During the year ended December 31, 2002 and 2001, Company contributions totaled $-0-and $5,451, respectively.

NOTE 17 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to, payment of debt by issuing common stock, negotiate a long-term payment plan for the Merrill Lynch line of credit and create additional sales and profits from the sale of its new Lam product line.

NOTE 18 SUBSEQUENT EVENTS

      Issuance of Common Stock

      On January 30, 2003, the Company issued 1,000,000 shares of restricted common stock to a vendor in exchange for $160,000 of accounts payable with A.S.I. The Company is obligated to register these shares as "free trading" within 120 days of issuance.

            See Accompanying Notes and Independent Auditors' Reports.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

      Intent to Acquire ESL Elektronik Handels GMBH

      On January 31, 2003, the Company signed a Letter of Intent to acquire ESL Elektronic Handels GMBH (ESL). ESL is in the business of selling, developing, manufacturing and servicing semiconductor and related equipment. The terms of the proposed merger are that the Company will acquire 100% of ESL in exchange for the following:

            A.    2,000,000 shares of common stock for 100% of ESL.

            B. An additional 200,000 shares of common stock issued to certain key employees of ESL.

            C. Up to 1,000,000 additional shares based on performance over the next five years.

            See Accompanying Notes and Independent Auditors' Reports.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DND TECHNOLOGIES, INC.,
                                   a Nevada corporation


                                   By:/s/ Douglas N. Dixon
                                      -------------------------------------
                                      Douglas N. Dixon
                                      Chief Executive Officer and Director

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas N. Dixon, his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                Title                           Date
    --------------------------                 -----------------                  -------
/s/ Douglas N. Dixon                        Chief Executive Officer and         April 14, 2003
---------------------------------           Director
Douglas N. Dixon


/s/ Paul Gallo                              Chief Financial Officer and         April 14, 2003
---------------------------------           Director
Paul Gallo


/s/ Ernie L. Recsetar                       Director                            April 14, 2003
---------------------------------
Ernie L. Recsetar


/s/ Lowell W. Giffhorn                      Director                            April 14, 2003
---------------------------------
Lowell W. Giffhorn

                                  CERTIFICATION

I, Douglas N. Dixon, Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-KSB of DND Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

                           By:/s/ Douglas N. Dixon
                              -------------------------------------
                               Douglas N. Dixon
                               Chief Executive Officer

                                  CERTIFICATION

I, Paul Gallo, Chief Financial Officer, certify that:

      7. I have reviewed this annual report on Form 10-KSB of DND Technologies, Inc.;

      8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

      10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

                            By:/s/ Paul Gall
                               -------------------------------------
                                Paul Gallo
                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.      Description

2.1(3) Agreement and Plan of Reorganization, dated May 15, 2002, between ASI, Zurickirch Corp. and John Chris Kirch.

2.2(3) First Amendment to Agreement and Plan of Reorganization, dated August 2, 2002.

3.1(4)           Restated Articles of Incorporation

3.2(4)           Restated Bylaws

3.3(2)           First Amendment to Articles of Incorporation.

10.1(5) Asset Sale and License Agreement, dated November 8, 2002, between Lam Research Corporation and Aspect Systems, Inc.


16.1(1)          Letter on Change in Certifying Accountant

21.1(5)          Subsidiaries of the Company.

24.1(5) Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

99.1(5)          ss.906 Certification of CEO

99.2(5)          ss.906 Certification of CFO

(1) Incorporated by reference, filed with the Company's Form 8-K on January 19, 2003.

(2) Incorporated by reference, filed with the Company's Form 8-K/A on October 7, 2002.

(3) Incorporated by Reference, filed with the Company's Form 8-K/A on September 27, 2002.

(4) Incorporated by reference, filed with the Company's Form SB-2 on August 3, 2000.

(5).  Filed herewith.