Form 10QSB
period 2003-03-31
DND TECHNOLOGIES INC
filed 2003-05-15
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                      84-1405298
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       375 E. Elliot Rd., Bldg. 6                                       85225
           Chandler, Arizona                                          (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (480) 892-7020

--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

 Number of shares outstanding of each of the issuer's classes of common equity:
            Class                                 Outstanding as of May 14, 2003
Common stock, $0.001 par value                              23,000,000

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION............................................   3

Item 1.    Consolidated Unaudited Financial Statements......................   3

Consolidated Unaudited Balance Sheet........................................   4

Consolidated Unaudited Statements of Operations.............................   6

Consolidated Unaudited Statements of Stockholders' (Deficit)................   7

Consolidated Unaudited Statements of Cash Flows.............................   8

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations  .................................................  19

Item 3.    Controls and Procedures..........................................  23

PART II    OTHER INFORMATION................................................  24

Item 6.    Exhibits and Reports on Form 8-K.................................  24

SIGNATURES .................................................................  25

CERTIFICATIONS .............................................................  26

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                 $  437,352
   Accounts receivable, net of
      allowance for doubtful accounts           558,622
   Other receivables                             12,171
   Inventories                                2,846,589
   Prepaid expenses, other                       56,832
                                             ----------

        TOTAL CURRENT ASSETS                              $3,911,566

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                509,955

OTHER ASSETS
   License agreement                          4,101,150
   Rent security deposits                         7,762
                                             ----------

        TOTAL OTHER ASSETS                                 4,108,912
                                                          ----------

        TOTAL ASSETS                                      $8,530,433
                                                          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable
     Line of credit (including interest)             $ 1,000,245
     Related parties                                     130,000
     Other current portion                               628,513
   Capital lease payable, current portion                 17,150
   Accounts payable                                      892,735
   Accounts payable, Lam Research
     Corporation, current                              1,304,074
   Accrued expenses and taxes                            374,385
   Royalty payable, current portion                      430,102
   Amounts due to related parties                        299,959
   Deferred income                                       191,250
                                                     -----------

       TOTAL CURRENT LIABILITIES                                    $ 5,268,413

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
   Notes payable, other                                  134,589
   Capital lease payable                                  25,762
   Accounts payable, Lam Research Corporation            326,018
   Royalty payable                                     3,796,537
                                                     -----------

       TOTAL LONG-TERM LIABILITIES                                    4,282,906

STOCKHOLDERS' (DEFICIT)

   Preferred stock                                             0
   Common stock, par value $.001 per share
     Authorized - 50,000,000 shares

     Issued and outstanding - 23,000,000 shares           23,000
   Paid-in capital                                     1,957,161
   Accumulated deficit                                (3,001,047)
                                                     -----------

       TOTAL STOCKHOLDERS' (DEFICIT)                                 (1,020,886)
                                                                    -----------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' (DEFICIT)                                 $ 8,530,433
                                                                    ===========


                             See Accompanying Notes

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                   2003            2002
                                               ------------    ------------
REVENUE
     Chiller machines                          $    137,405    $    157,373
     Auto Etch Systems                                5,096         342,500
     Parts and consumables                        1,097,909         657,593
     Field service and training                      43,291          30,426
     Other                                          413,269               0
                                               ------------    ------------

           TOTAL REVENUE                          1,696,970       1,187,892

COST OF REVENUE                                   1,039,504         841,400
                                               ------------    ------------

           GROSS PROFIT                             657,466         346,492
                                               ------------    ------------

OPERATING EXPENSES

     Research and development                         3,264          28,397
     Sales and marketing                            236,662         214,765
     General and administrative                     442,204         427,420
                                               ------------    ------------

           TOTAL OPERATING EXPENSES                 682,130         670,582
                                               ------------    ------------

(LOSS) FROM OPERATIONS                              (24,664)       (324,090)
                                               ------------    ------------

OTHER INCOME (EXPENSE)
     Interest expense                               (90,255)        (23,112)
     Other income                                       223           1,249
                                               ------------    ------------

           TOTAL OTHER INCOME (EXPENSE)             (90,032)        (21,863)
                                               ------------    ------------

(LOSS) BEFORE INCOME TAXES                         (114,696)       (345,953)

INCOME TAXES (BENEFIT)                               (2,932)              0
                                               ------------    ------------

NET (LOSS)                                     $   (111,764)   $   (345,953)
                                               ============    ============

NET (LOSS) PER COMMON SHARE
     Basic and diluted                         $       (.01)   $       (.09)
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

     Basic and diluted                           22,666,667       4,000,000
                                               ============    ============

                             See Accompanying Notes

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                     Preferred Stock              Common Stock
                                -------------------------   -------------------------     Paid-In     Accumulated
                                  Shares         Amount       Shares         Amount       Capital       Deficit         Total
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2003                  0   $         0    22,000,000   $    22,000   $ 1,798,161   $(2,889,283)   $(1,069,122)

Common stock issued
  for accounts payable                    0             0     1,000,000         1,000       159,000             0        160,000

Net (loss) for the three
  months ended March 31, 2003             0             0             0             0             0      (111,764)      (111,764)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2003                   0   $         0    23,000,000   $    23,000   $ 1,957,161   $(3,001,047)   $(1,020,886)
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========


                             See Accompanying Notes

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                     2003         2002
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                     $(111,764)   $(345,953)
   Adjustments to reconcile net (loss)
     to net cash  provided (used) by operating activities:
           Depreciation                                              50,971       60,472
           Amortization                                              87,258            0
   Changes in operating assets and liabilities:
     Accounts receivable                                           (221,366)    (210,197)
     Other receivables                                                4,435            0
     Inventories                                                    181,744       36,021
     Prepaid expenses and other assets                               (5,226)      (1,103)
     Accounts payable                                               249,817      394,564
     Accrued expenses and amounts due to related parties              2,545     (644,013)
                                                                  ---------    ---------

        NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES                                     238,414     (710,209)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    0      (28,132)
                                                                  ---------    ---------

        NET CASH (USED) BY
           INVESTING ACTIVITIES                                           0      (28,132)
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line of credit                                     0      317,724
   Proceeds from issuance of long-term debt                               0      250,962
   Principal payments on long-term debt                                (942)           0
                                                                  ---------    ---------

        NET CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES                                        (942)     568,686
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALANTS                                             237,472     (169,655)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                              199,880      419,690
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                  $ 437,352    $ 250,035
                                                                  =========    =========


                             See Accompanying Notes

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                        2003       2002
                                      --------   --------
SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:

       Cash paid for interest         $117,486   $ 12,235
                                      ========   ========

       Cash paid for taxes            $      0   $      0
                                      ========   ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Common stock issued for
          accounts payable            $160,000   $      0
                                      ========   ========


                             See Accompanying Notes

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2002 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

      Nature of Business and History of Company

      DND Technologies, Inc. (hereinafter referred to as the "Company" or collectively as the "Companies") was organized on May 9, 1997, under the laws of the state of Nevada. The Company operates as a holding company for subsidiary acquisitions. The Company's operating subsidiaries are Aspect Semiquip International, Inc. (located in Arizona; hereinafter referred to as "A.S.I.") and Semiquip, Inc. (located in Texas; hereinafter referred to as "S.E.I.").

      The Company also owns 85% of A.S.I. Team. A.S.I. Team is inactive and has no significant assets or liabilities and has not had any revenue or expenses.

      A.S.I. and S.E.I. are suppliers of Semiconductor manufacturing capital equipment. The Companies also supply complete after market support of the Auto Etch and Rainbow Plasma Dry Etch Systems, manufactured by LAM Research Corp. including parts and assemblies.

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

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Allowance For Doubtful Accounts

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.)

      Inventory

      Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Cost includes raw materials, freight, labor and manufacturing overhead.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Warranty Reserve

      A.S.I. provides a reserve on its Chiller and Auto Etch Systems to cover anticipated repairs and/or replacement. The warranty on these systems normally ranges from 90 days to six months.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition Policy

      Product sales - The Companies recognize the revenue when the goods are shipped and title passes to its customers.

      Service income - The Companies recognize revenue from service income when services are performed and completed.

      Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Advertising

      The Companies expense all advertising as incurred.

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

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Concentration of Risk

      Financial Instruments

      Financial instruments which potentially subject the companies to concentrations of credit risk consists principally of cash and trade accounts receivable. The Companies place their temporary cash investments in reputable financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Companies' customer base and their dispersion across different geographic areas. The Companies routinely assess the financial strength of its customers. At March 31, 2003, the Companies had one customer which accounted for 11% of net accounts receivable.

      Suppliers

      Approximately 45% of gross inventories at March 31, 2003 were purchased from Lam Research Corp. The Company does not anticipate purchasing any more inventories from Lam Research Corp. in the foreseeable future.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenues

      For the quarter ended March 31, 2003 Companies had two customers whose revenues exceeded 10% of total revenues (2003 - 27 % and 14%, respectively).

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments as of March 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 2 INVENTORIES

      The inventories are comprised of the following:

            Parts and materials                      $ 3,255,254
            Work-in-process                              236,257
            Allowance for obsolescence                  (644,922)
                                                     -----------
                                                     $ 2,846,589
                                                     ===========

NOTE 3 LICENSE AGREEMENT AND ROYALTY PAYABLE

      In November 2002, A.S.I. entered into an asset purchase and licensing agreement with Lam Research Corporation ("Lam"). Under the agreement, ASI purchased approximately $1.6 million of inventory (see Note 9) from LAM and entered into a licensing agreement requiring royalty payments totally $5,376,000 (payable in 96 equal monthly installments of $56,000). A.S.I. has recorded the royalty payable as a long-term liability after imputing interest at 6%. The royalty payable is collateralized by the inventory noted above.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 3 LICENSE AGREEMENT AND ROYALTY PAYABLE (CONTINUED)

      Estimated amortization of the license agreement is as follows:

            December 31, 2003                        $    436,293
            December 31, 2004                             523,551
            December 31, 2005                             523,551
            December 31, 2006                             523,551
            December 31, 2007 and thereafter            2,181,461
                                                     ------------

                                                     $  4,188,107
                                                     ============

      Future minimum royalty payments under the agreement are as follows:

                                                 Total            Principal
                                                Payments           Portion
                                               -----------       -----------
             December 31, 2003                 $   560,000       $   281,919
             December 31, 2004                     672,000           449,848
             December 31, 2005                     672,000           477,594
             December 31, 2006                     672,000           507,050
             December 31, 2007 and thereafter    2,800,000         2,471,996
                                               -----------       -----------

                                               $ 5,376,000       $ 4,188,407
                                               ===========       ===========

NOTE 4 LINE OF CREDIT

      A.S.I. had a $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which matured on April 1, 2002. Interest accrued at Libor plus 2.75%. The note is secured by a first lien on the Companies' accounts receivable and inventories and has been personally guaranteed by the majority shareholder.

      The note contains numerous loan covenants for which A.S.I. is not in compliance. A.S.I. has not received waivers on the covenants and is trying to renegotiate the note and establish a repayment plan for the loan.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 5 NOTES PAYABLE, OTHER

      Term loan payable to Merrill Lynch Business Financial Services, Inc. for $160,871, payable in sixty monthly installments of $4,167.

      Note payable for $200,000, bearing interest at 12%, is due in November 2003, requires monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory. The note includes options to purchase shares of the Company's common stock (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share).

      Note payable to an individual for $112,881. The note is payable in quarterly installments of $24,319 including interest at 10% and matures on May 15, 2004. The note is secured by 947,000 shares of A.S.I. stock held in escrow.

      Various unsecured demand notes due to an individual totaling $289,350, with interest accruing at 7%.

NOTE 6 NOTES PAYABLE, RELATED PARTIES

      Notes payable to related parties represents various loans from the Company's President at interest rates of 7% and 11%. The loans total $130,000 and are due on demand.

NOTE 7 ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      The initial inventory purchase from LAM is payable as follows:

            March 20, 2003 (Paid April 2003)         $    163,009
            June 20, 2003                                 163,009
            Balance in twelve monthly
              payments of ($108,673)                    1,304,074
                                                     ------------

                      Total                          $  1,630,092
                                                     ============

NOTE 8 PREFERRED STOCK

      The Company is authorized to issue 10,000,000 of $.0001 par value preferred stock. The Board of Directors is authorized to establish the series of preferred stock and all preference rights. No shares were issued or outstanding at March 31, 2003.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 9 COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which expire in December 2004 and June 2003, respectively.

      Future minimum lease payments on the real estate leases are as follows:

            December 31, 2003                        $  218,100
            December 31, 2004                           177,100
                                                     ----------

                                                     $  395,200
                                                     ==========

      Litigation

      Merrill Lynch has filed a lawsuit against the Company seeking repayment of its line of credit and term loan. The Company has filed a countersuit against Merrill Lynch. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected.

NOTE 10 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to, payment of debt by issuing common stock, negotiate a long-term payment plan for the Merrill Lynch line of credit and create additional sales an profits from the sale of its new Lam product line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified eight accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

1.    Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses for the years ended December 31, 2002 and 2001 and for the quarter ended March 31, 2003 and has negative working capital and a stockholders' deficit and is in violation of its loan covenants on its line of credit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

      1 - Restructure the line of credit to allow amortization of the principal balance.

      2 - Obtain additional equity or debt financing from investors.

      In addition, the Company completed an agreement with Lam Research Corporation whereby the Company received inventory, intellectual properties and support programs of Lam's Auto Etch and Dry Tek models of plasma dry etch equipment. This agreement has enabled the Company to increase its revenues and may eventually result in operating profits.

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

4.    Allowance for Doubtful Accounts

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.

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

7.    Property and Equipment

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

             Office furniture, fixtures and equipment             5-7 Years

             Leasehold improvements                               Term of Lease

             Machinery and equipment                              7 Years

             Laboratory tools                                     7 Years

             Vehicles                                             5 Years

8.    Warranty Reserve

      A.S.I. provides a reserve on its Chiller and Auto Etch systems to cover anticipated repairs or replacement. The Company provides a warranty on its systems ranging from 90 days to six months from date of sale.

                              Results of Operations

      Through its wholly owned subsidiary, Aspect Semiquip International, Inc. ("ASI"), DND Technologies, Inc. ("DND" or the "Company") provides proprietary capital equipment to the manufacturers of computer chips and is manufacturer and supplier of wholesale parts and contract services to the semiconductor industry. ASI is a supplier of re-manufactured single chamber dry etch equipment, re-manufactured process chillers, etch-system consumables, spares and sub-assemblies for Lam Research Corporation's AutoEtch, Rainbow and TCP etch tools, as well as ASI's own line of single-chamber etch equipment.

Selected Financial Information.

                                                 Three Month Period Ended
                                                --------------------------
                                                 3/31/2003      3/31/2002
                                                -----------    -----------
                                                (Unaudited)    (Unaudited)
Statement of Operations Data

      Total revenue                             $ 1,696,970    $ 1,187,892
      Operating income (loss)                   $   (24,664)   $  (445,069)
      Net earnings (loss) per share             $     (0.01)   $     (0.09)

                                                   3/31/2003      3/31/2002
                                                   ---------      ---------
Balance Sheet Data

      Total assets                              $ 8,530,433     $3,545,464
      Total liabilities                         $ 9,551,319     $3,504,239
      Stockholders' equity (deficit)            ($1,020,866)    $   41,225

Results of Operations.

Three month period ended March 31, 2003, compared to three month period ended March 31, 2002.

      Revenues. Revenues significantly increased approximately 43% to $1,696,970 for the three month period ended March 31, 2003 from $1,187,892 for the three month period ended March 31, 2002. This increase was the result of sales of the product line of inventories purchased from Lam Research Corp. ("Lam") through distribution channels developed through our agreement with it.

      Cost of Sales. The cost of sales increased to $1,039,504 (61% of revenues) in the three month period ended March 31, 2003 from $841,400 (71% of revenues) for the three month period ended March 31, 2002. This decrease of 10% in the cost of sales is primarily the result of our sales mix of higher margin sales of the Lam product line in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses slightly increased approximately 6% to $678,866 (40% of revenues) in the three months ended March 31, 2003 from $642,185 (54% of revenues) for the three months ended March 31, 2002. The slight increase in dollars was due to outside consultants hired in late 2002 to assist in implementation of the Company's new software for accounting and inventories.

      Net Loss. DND had a net loss of $111,764 for the three months ended March 31, 2003, compared to a net loss of $345,953 for the three months ended March 31, 2002. The decrease in the net loss was caused primarily by the increase in revenues and margins experienced in 2003, offset by an increase in interest expense due to its acquired debt with Lam.

CAPITAL AND SOURCES OF LIQUIDITY

      Our liquidity was negatively impacted by the decline in sales revenues we experienced during the year ended December 31, 2002. We attribute last year's decline in revenues primarily to the general decline in the economy of the United States, which we believe has driven down discretionary spending by consumers. As a result, consumers are purchasing fewer products in the computer and semiconductor industries.

      Although our revenues have increased during the first quarter of FY2003, our cash flow remains tight and we are still incurring operating losses. To date, we have financed our operations with cash from our operating activities, a bank line of credit and a bridge loan for $200,000.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on all of our corporate assets which amounted to $8,530,433 at March 31, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are trying to renegotiate the note and establish a repayment plan for the loan. The loan balance, including accrued interest, at March 31, 2003 was $1,000,245. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected. The Company is continuing its negotiations with Merrill Lynch as of the date of this filing.

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spend for computer related purchases and our ability to negotiate a repayment plan for our line of credit with Merrill Lynch Business Financial Services, Inc. and a settlement of the Merrill Lynch lawsuit.

      Because of our tight cash flow, it is likely that, during the next 12 month period we will seek financing from one or more sources such as lending institutions or private individuals. We do not have any plans in place to obtain financing. Additional financing may not be available on acceptable terms, or at all.

      Our investing activities for the three months ended March 31, 2003 used $0, as compared to $28,132, which was used in the three months ended March 31, 2002. In the quarter ended March 31, 2003, we did not make any investments in property and equipment, nor do we anticipate any significant capital additions through 2003. Our financing activities for the three months ended March 31, 2003 used cash of $942 compared to $568,686 provided for the three months ended March 31, 2002. Financing activities in the three months ended March 31, 2003 consisted of principal payments on long-term debt. Financing activities in the three months ended March 31, 2002 consisted of $317,724 net borrowings from the line of credit and issuance of $250,962 long-term debt.

                                Capital Resources

Working capital is summarized and compared as follows:

                                        March 31, 2003    March 31, 2002
                                        --------------    --------------
      Current assets                    $    3,911,566    $    2,832,241
      Current liabilities               $    5,268,413    $    3,504,239
                                        --------------    --------------
      Working capital (deficit)         $   (1,356,847)   $     (671,998)
                                        ==============    ==============

      The increase in the deficit in working capital was primarily due to the acquisition of the Lam product line which increased current liabilities $1,734,176 (consisting of $1.3 million in purchases of inventories from Lam and the current portion of the royalty due to Lam amounting to $430,000). The Company plans to remedy this working capital deficit through its newly engineered sales plan that allows the Company to break even selling replacement parts coupled with increasing the revenue generated from the sales of capital equipment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended December 31, 2002.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

      o We heavily depend on Douglas Dixon, our CEO, and his relationships within the semiconductor industry. His loss would seriously disrupt our operations.

      o We depend upon revenues generated by our contract with Lam Research Corp., which also accounts for our highest margin products.

      o Demand for our products is subject to cyclical downturns in the semiconductor industry and our ability to keep pace with rapidly changing technology.

      o Our independent accountants have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

      o We are in default on our $1 million line of credit with Merrill Lynch Business Financial Services and our creditor could foreclose on our business at any time.

      o We are subject to the risks associated with the intensely competitive and capital-intensive nature of the semiconductor industry.

      o     We are exposed to the risks of operating a global business.

      o We are exposed to risks associated with a highly concentrated customer base, with one customer accounting for approximately 20% of sales.

      o We are subject to risks of non-compliance with environmental and safety regulations.

      o     We are exposed to risks associated with our acquisition strategy.

      o     Our ability to raise additional financing is uncertain.

      o Our operations are not diversified and we will not have the benefit of reducing our financial risks by relying on other revenues.

      o     There is a limited market for our common stock.

      o     Our common stock is subject to penny stock regulation.

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            99.1  Certification of CEO and CFO

      (b)   Reports on Form 8-K:

            During the first quarter of 2003, the Company filed the following current reports on Form 8-K:

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

Dated:  May 15, 2003

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

Date: May 15, 2003

                  By:  /s/ Douglas N. Dixon
                       --------------------
                       Douglas N. Dixon
                       Chief Executive Officer

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

Date: May 15, 2003

                  By:  /s/ Paul Gallo
                       --------------
                       Paul Gallo
                       Chief Financial Officer