Form 10QSB
period 2003-06-30
DND TECHNOLOGIES INC
filed 2003-08-18
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                     84-1405298
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           375 E. Elliot Rd., Bldg. 6                     85225
               Chandler, Arizona                        (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: (480) 892-7020

     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

 Number of shares outstanding of each of the issuer's classes of common equity:


               Class                         Outstanding as of August 12, 2003
               -----                         ---------------------------------
  Common stock, $0.001 par value                        23,000,000

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents
                                                                           Page
                                                                           ----

PART I  FINANCIAL INFORMATION ............................................    3

Item 1. Consolidated Unaudited Financial Statements ......................    3

Consolidated Unaudited Balance Sheet .....................................    4

Consolidated Unaudited Statements of Operations ..........................    6

Consolidated Unaudited Statements of Stockholders' (Deficit) .............    8

Consolidated Unaudited Statements of Cash Flows ..........................    9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations ................................................   20

Item 3. Controls and Procedures ..........................................   25

PART II OTHER INFORMATION ................................................   26

Item 6. Exhibits and Reports on Form 8-K .................................   26

SIGNATURES ...............................................................   27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $  224,429
   Accounts receivable, net of
      allowance for doubtful accounts                  1,092,398
   Other receivables                                      26,761
   Inventories                                         3,876,679
   Prepaid expenses, other                                76,339
                                                      ----------

        TOTAL CURRENT ASSETS                                          $5,296,606

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                            467,523

OTHER ASSETS
   License agreement                                  3,970,262
   Rent security deposits                                17,949
                                                      ---------

       TOTAL OTHER ASSETS                                              3,988,211
                                                                      ----------

       TOTAL ASSETS                                                   $9,752,340
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Notes payable
     Line of credit and note due to Merrill Lynch
       (including interest)                           $ 1,145,007
     Related parties                                      120,000
     Other current portion                                482,398
   Capital lease payable, current portion                  24,743
   Accounts payable                                     1,830,830
   Accounts payable, Lam Research
      Corporation                                       1,467,083
   Accrued expenses and taxes                             432,680
   Royalty payable, current portion                       436,585
   Amounts due to related parties                         299,213
   Deferred income                                        650,675
                                                      -----------

       TOTAL CURRENT LIABILITIES                                    $ 6,889,214

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
   Notes payable, other                                    98,371
   Capital lease payable                                   22,257
   Royalty payable                                      3,684,929
                                                      -----------

       TOTAL LONG-TERM LIABILITIES                                    3,805,557

STOCKHOLDERS' (DEFICIT)
   Preferred stock                                              0
   Common stock, par value $.001 per share
     Authorized - 50,000,000 shares
     Issued and outstanding - 23,000,000 shares            23,000
   Paid-in capital                                      1,957,161
   Accumulated deficit                                 (2,922,592)
                                                      -----------

       TOTAL STOCKHOLDERS' (DEFICIT)                                   (942,431)
                                                                    -----------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' (DEFICIT)                                 $ 9,752,340
                                                                    ===========

See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                       Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                   --------------------------    --------------------------
                                      2003           2002           2003           2002
                                   -----------    -----------    -----------    -----------
REVENUE
     Chiller                       $    67,427    $   122,577    $   204,832    $   279,950
     Auto Etch Systems                 202,926        200,000        293,022        542,500
     Parts and consumables           1,891,999        950,119      2,989,908      1,607,712
     Field service and training         35,286         78,515         78,577        108,941
     Other                             381,394              0        709,663              0
                                   -----------    -----------    -----------    -----------

              TOTAL REVENUE          2,579,032      1,351,211      4,276,002      2,539,103

COST OF REVENUE                      1,663,891        580,922      2,703,395      1,422,322
                                   -----------    -----------    -----------    -----------

            GROSS PROFIT               915,141        770,289      1,572,607      1,116,781
                                   -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Research and development            1,023         14,292          4,287         42,689
     Sales and marketing               258,640        103,407        495,302        318,172
     General and administrative        461,702        436,619        903,906        864,039
                                   -----------    -----------    -----------    -----------

            TOTAL OPERATING
                EXPENSES               721,365        554,318      1,403,495      1,224,900
                                   -----------    -----------    -----------    -----------

INCOME (LOSS) FROM
    OPERATIONS                         193,776        215,971        169,112       (108,119)
                                   -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                 (112,166)       (18,487)      (202,421)       (41,599)
     Other income (expense)               (223)         1,395              0          2,644
                                   -----------    -----------    -----------    -----------

            TOTAL OTHER
                INCOME (EXPENSE)      (112,389)       (17,092)      (202,421)       (38,955)
                                   -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE
     INCOME TAXES                       81,387        198,879        (33,309)      (147,074)

INCOME TAXES                            (2,932)             0              0              0
                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS)                  $    78,455    $   198,879    $   (33,309)   $  (147,074)
                                   ===========    ===========    ===========    ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                             Three Months Ended             Six Months Ended
                                   June 30,                    June 30,
                          -------------------------   -------------------------
                              2003          2002          2003          2002
                          -----------   -----------   -----------   -----------

NET INCOME (LOSS)
     PER COMMON SHARE

     Basic and diluted    $       .00           .01          (.00)         (.01)
                          ===========   ===========   ===========   ===========

WEIGHTED AVERAGE
     NUMBER OF COMMON
     SHARES OUTSTANDING

     Basic and diluted     22,833,333    22,000,000    22,833,333    22,000,000
                          ===========   ===========   ===========   ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)



                               Preferred Stock                Common Stock
                               ---------------                ------------           Paid-In    Accumulated
                             Shares         Amount        Shares        Amount       Capital       Deficit          Total
                             ------         ------        ------        ------       -------       -------          -----
Balance, January 1, 2003             0   $         0    22,000,000   $    22,000   $ 1,798,161   $(2,889,283)   $(1,069,122)

Common stock issued
  for accounts payable               0             0     1,000,000         1,000       159,000             0        160,000

Net (loss) for the six
  months ended June 30,
  2003                               0             0             0             0             0       (33,309)       (33,309)
                           -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2003               0   $         0    23,000,000   $    23,000   $ 1,957,161   $(2,922,592)   $  (942,431)
                           ===========   ===========   ===========   ===========   ===========   ===========    ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                 2003           2002
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                $   (33,309)   $  (147,074)
   Adjustments to reconcile net (loss)
     to net cash  provided (used) by operating activities:
          Depreciation                                            93,403        103,264
          Amortization                                           218,145              0
   Changes in operating assets and liabilities:
     Accounts receivable                                        (755,142)      (303,442)
     Other receivables                                           (10,155)             0
     Inventories                                                (848,346)       (14,109)
     Prepaid expenses and other assets                           (34,920)        (7,469)
     Accounts payable                                          1,187,914        492,237
     Accrued expenses and amounts due to related parties         515,910       (879,458)
                                                             -----------    -----------

        NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES                                  333,500       (756,051)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                 0         (9,517)
                                                             -----------    -----------

        NET CASH (USED) BY
            INVESTING ACTIVITIES                                       0         (9,517)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line of credit                                  0        253,784
   Proceeds from issuance of long-term debt                            0        234,313
   Principal payments on long-term debt                         (308,951)             0
                                                             -----------    -----------

        NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                                (308,951)       488,097
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALANTS                                           24,549       (277,471)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           199,880        419,690
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $   224,429    $   142,219
                                                             ===========    ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003         2002
                                                        --------      -------

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:

       Cash paid for interest                           $215,564      $12,235
                                                        ========      =======

       Cash paid for taxes                              $      0      $     0
                                                        ========      =======

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Common stock issued for
          accounts payable                              $160,000      $     0
                                                        ========      =======

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim consolidated financial statements of DND Technologies, Inc. and subsidiary (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2002 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

      Nature of Business and History of Company

      DND Technologies, Inc. was organized on May 9, 1997, under the laws of the state of Nevada. The Company operates as a holding company for subsidiary acquisitions. The Company's operating subsidiary is Aspect Semiquip International, Inc. (located in Arizona and Texas; hereinafter referred to as "A.S.I.").

      The Company also owns 85% of A.S.I. Team. A.S.I. Team is inactive and has no significant assets or liabilities and has not had any revenue or expenses.

      A.S.I. is a supplier of semiconductor manufacturing capital equipment. The Company also supplies complete after market support of the Auto Etch and Rainbow Plasma Dry Etch Systems, manufactured by LAM Research Corporation including parts and assemblies.

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

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of DND Technologies, Inc. and its wholly-owned subsidiary, Aspect Semiquip International, Inc. and its 85% owned subsidiary, ASI Team Asia Ltd. All material inter-company accounts and transactions have been eliminated.

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

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

      Long-Lived Assets

      Statement of Financial Accounting Standards No.121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

      Warranty Reserve

      A.S.I. provides a reserve on its Chiller and Auto Etch Systems to cover anticipated repairs and/or replacement. The warranty on these systems normally ranges from 90 days to six months.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition Policy

      Product sales - The Company recognizes revenue when the goods are shipped and title passes to its customers.

      Service income - The Company recognizes revenue from service income when services are performed and completed.

      Shipping and Handling Costs

      The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Advertising

      The Company expenses all advertising as incurred.

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

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Net Income (Loss) Per Share

      The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income
      (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

      For 2002, the weighted average number of shares represents the number of shares issued and outstanding subsequent to the acquisition of the Company by Zurickurch in August 2002.

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the U.S. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

      Concentration of Risk

      Financial Instruments

      Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and its dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At June 30, 2003, the Company had one customer which accounted for 34% of net accounts receivable.

      Suppliers

      Approximately 12% of gross inventories at June 30, 2003 were purchased from Lam Research Corp.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenues

      For the six months ended June 30, 2003, the Company had two customers whose revenues exceeded 10% of total revenues (22 % and 19%, respectively).

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments as of June 30, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 2 INVENTORIES

The inventories are comprised of the following:

                   Parts and materials          $ 4,175,001
                   Work-in-process                  267,598
                   Allowance for obsolescence      (565,920)
                                                -----------
                                                $ 3,876,679
                                                ===========

NOTE 3 LICENSE AGREEMENT AND ROYALTY PAYABLE

      In November 2002, A.S.I. entered into an asset purchase and licensing agreement with Lam Research Corporation ("Lam"). Under the agreement, A.S.I. purchased approximately $1.6 million of inventory (see Note 7) from LAM and entered into a licensing agreement requiring royalty payments totalling $5,376,000 (payable in 96 equal monthly installments of $56,000). A.S.I. has recorded the royalty payable as a long-term liability after imputing interest at 6%.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
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
                                              ==========   ==========

NOTE 4 LINE OF CREDIT

      A.S.I. had a $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which matured on April 1, 2002. Interest accrued at Libor plus 2.75%. The note is secured by a first lien on the Company's accounts receivable and inventories and has been personally guaranteed by the majority shareholder.

      The note contains numerous loan covenants for which A.S.I. is not in compliance. A.S.I. has not received waivers on the covenants and is trying to renegotiate the note and establish a repayment plan for the loan.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 5 NOTES PAYABLE, OTHER

      Term loan payable to Merrill Lynch Business Financial Services, Inc. for $148,371, payable in sixty monthly installments of $4,167, including interest at 5.87%.

      Note payable for $200,000, bearing interest at 12%, is due in November 2003, requires monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory. The note includes options to purchase shares of the Company's common stock (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share).

      Note payable to an individual for $91,419. The note is payable in quarterly installments of $24,319 including interest at 10% and matures on May 15, 2004. The note is secured by 947,000 shares of A.S.I. stock held in escrow.

      Various unsecured demand notes due to an individual totaling $289,350, with interest accruing at 7%.

NOTE 6 NOTES PAYABLE, RELATED PARTIES

      Notes payable to related parties represents various loans from the Company's President at an interest rate of 11%. The loans total $120,000 and are due on demand.

NOTE 7 ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      The initial inventory purchase from LAM is payable as follows:

                     June 20, 2003               $  163,009
                     Balance in twelve monthly
                       payments of ($108,673)     1,304,074
                                                 ----------

                               Total             $1,467,083
                                                 ==========

NOTE 8 PREFERRED STOCK

      The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Board of Directors is authorized to establish the series of preferred stock and all preference rights. No shares were issued or outstanding at June 30, 2003.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 9 COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona facilities under an operating lease which expires in December 2004.

      Future minimum lease payments on the real estate leases are as follows:

                          December 31, 2003   $218,100
                          December 31, 2004    177,100
                                              --------

                                              $395,200
                                              ========

      In July 2003, the Company leased a new facility in Texas under an operating lease with monthly rental payments of $9,762 for the first three years of the lease.

      Litigation

      Merrill Lynch has filed a lawsuit against the Company seeking repayment of its line of credit and term loan. The Company has filed a countersuit against Merrill Lynch. Should Merrill Lynch successfully foreclose on its line of credit, the Company's available funds and ability to continue its operations will be adversely affected.

NOTE 10 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to, payment of debt by issuing common stock, negotiate a long-term payment plan for the Merrill Lynch line of credit and create additional sales and profits from the sale of its new Lam product line.

                             See Accompanying Notes

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

1. Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses for the years ended December 31, 2002 and 2001 and for the quarter ended June 30, 2003 has negative working capital and a stockholders' deficit and is in default on its Merrill Lynch line of credit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

            1- Negotiate a long-term payment plan for the Merrill Lynch line of credit.

            2 - Obtain additional equity or debt financing from investors.

            3 - Create additional sales from DND's new Lam product line.

      In addition, the Company completed an agreement with Lam Research Corporation whereby the Company received inventory, intellectual properties and support programs of Lam's Auto Etch and Dry Tek models of plasma dry etch equipment. This agreement has enabled the Company to increase its revenues and may eventually result in operating profits.

2. Revenue Recognition

      Product sales - The Company recognizes revenue from product sales when the goods are shipped and title passes to its customers.

      Service income - The Company recognizes revenue from service income when services are performed and completed.

3. Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue balances. The Company's subsidiary, Aspect Semiquip International, Inc. ("ASI"), does require advance payments on certain orders of its larger systems.

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

5. Inventory

      Inventory is valued at the lower of cost (determined by the first-in, first-out method) or market. Cost includes raw materials, freight, labor and manufacturing overhead.

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

7. Property and Equipment

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

                  Office furniture, fixtures and equipment    5-7 Years

                  Leasehold improvements                      Term of Lease

                  Machinery and equipment                     7 Years

                  Laboratory tools                            7 Years

                  Vehicles                                    5 Years

8. Warranty Reserve

      ASI provides a reserve on its Chiller and Auto Etch systems to cover anticipated repairs or replacement. The Company provides a warranty on its systems ranging from 90 days to six months from date of sale.

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

Selected Financial Information.

                                       Three Month Period Ended
                                       ------------------------

                                        6/30/2003    6/30/2002
                                        ---------    ---------
                                       (Unaudited)  (Unaudited)
Statement of Operations Data
         Total revenue                 $2,579,032   $1,351,211
         Operating income              $  193,776   $  215,971
         Net income (loss) per share   $     0.00   $     0.01

                                             Six Month Period Ended
                                             ----------------------

                                            6/30/2003      6/30/2002
                                            ---------      ---------
                                           (Unaudited)    (Unaudited)
Statement of Operations Data

         Total revenue                    $  4,276,002    $ 2,539,103
         Operating income (loss)          $    169,112      ($108,119)
         Net income (loss) per share      $       0.00    $     (0.01)

Balance Sheet Data
         Total assets                     $  9,752,340    $ 3,525,982
         Total liabilities                $ 10,694,771    $ 3,285,878
         Stockholders' equity (deficit)      ($942,431)   $   240,104

Results of Operations.

Three month period ended June 30, 2003, compared to three month period ended June 30, 2002.

      Revenues. Revenues significantly increased approximately 91% to $2,579,032 for the three month period ended June 30, 2003 from $1,351,211 for the three month period ended June 30, 2002. This increase was the result of sales of the product line of inventories purchased from Lam Research Corp ("Lam") through distribution channels developed through our agreement with Lam, and an increased volume of sales of capital equipment.

      Cost of Sales. The cost of sales increased to $1,663,891 (65% of revenues) in the three month period ended June 30, 2003 from $580,922 (43% of revenues) for the three month period ended June 30, 2002. This increase of 22% in the cost of sales percentage is primarily the result of increased sales of lower-margin products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 33% to $720,342 (28% of revenues) in the three months ended June 30, 2003 from $540,026 (40% of revenues) for the three months ended June 30, 2002. The increase in dollars was primarily due to amortization of our license agreement, outside consultants hired in late 2002 to assist in the implementation of the Company's new software for accounting and inventories, and professional fees associated with our required public filings.

      Net Income. DND had net income of $78,455 for the three months ended June 30, 2003, compared to net income of $198,879 for the three months ended June 30, 2002. The decrease in net income was caused primarily by the increase in interest expense due to our acquired debt with Lam and related amortization of our license agreement.

Six month period ended June 30, 2003, compared to six month period ended June 30, 2002.

      Revenues. Revenues significantly increased approximately 68% to $4,276,002 for the six month period ended June 30, 2003 from $2,539,103 for the six month period ended June 30, 2002. This increase was the result of sales of the product line of inventories purchased from Lam Research Corp ("Lam") through distribution channels developed through our agreement with Lam, and an increased volume of sales of capital equipment.

      Cost of Sales. The cost of sales increased to $2,703,395 (63% of revenues) in the six month period ended June 30, 2003 from $1,422,322 (56% of revenues) for the six month period ended June 30, 2002. This increase of 7% in the cost of sales percentage is primarily the result of increased sales of lower-margin products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 18% to $1,399,208 (33% of revenues) in the six months ended June 30, 2003 from $1,182,211 (47% of revenues) for the six months ended June 30, 2002. The increase in dollars was primarily due to amortization of our license agreement, outside consultants hired in late 2002 to assist in the implementation of the Company's new software for accounting and inventories, and professional fees associated with our required public filings.

      Net Loss. DND had a net loss of $33,309 for the six months ended June 30, 2003, compared to a net loss of $147,074 for the six months ended June 30, 2002. The decrease in the net loss was caused primarily by the increase in revenues experienced in 2003, offset by an increase in interest expense due to our acquired debt with Lam and related amortization of our license agreement.

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

      Although our revenues have increased during the first two quarters of FY2003, our cash flow remains tight. Our operating income has shown improvement in this quarter but is still considered insufficient to meet our current obligations. To date, we have financed our operations with cash from our operating activities, a bank line of credit and a bridge loan for $200,000.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on certain assets which amounted to approximately $5,000,000 at June 30, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are trying to renegotiate the note and establish a repayment plan for the loan. The balance on the line of credit and a term loan, including accrued interest, at June 30, 2003 was $1,145,007. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected. The Company has filed a countersuit against Merrill Lynch and is continuing its negotiations with Merrill Lynch as of the date of this filing.

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for technology related purchases and our ability to negotiate a repayment plan for our line of credit with Merrill Lynch Business Financial Services, Inc. and a settlement of the Merrill Lynch lawsuit.

      Because of our tight cash flow, it is likely that, during the next 12 month period we will seek financing from one or more sources such as lending institutions or private individuals. We do not have any plans in place to obtain financing. Additional financing may not be available on acceptable terms, or at all.

      Our investing activities for the six months ended June 30, 2003 used $0, as compared to $9,517, which was used (for purchases of property and equipment) in the six months ended June 30, 2002. In the six months ended June 30, 2003, we did not make any investments in property and equipment, nor do we anticipate any significant capital additions through 2003. Our financing activities for the six months ended June 30, 2003 used cash of $308,951 compared to $488,097 provided for the six months ended June 30, 2002. Financing activities in the six months ended June 30, 2003 consisted of principal payments on long-term debt. Financing activities in the six months ended June 30, 2002 consisted of $253,784 net borrowings from the line of credit and issuance of $234,313 long-term debt.

                                Capital Resources

Working capital is summarized and compared as follows:

                                      June 30, 2003    June 30, 2002
                                      -------------    -------------

     Current assets                   $   5,296,606    $   2,866,404
     Current liabilities              $   6,889,214    $   2,778,751
                                      -------------    -------------

     Working capital (deficit)        $  (1,592,608)   $      87,653
                                      =============    =============

      The increase in the deficit in working capital was primarily due to the acquisition of the Lam product line which increased current liabilities $1,903,668 (consisting of approximately $1.5 million in purchases of inventories from Lam and the current portion of the royalty due to Lam amounting to approximately $430,000). The Company plans to remedy this working capital deficit through its newly engineered sales plan that allows the Company to break even selling replacement parts alone coupled with increasing the revenue generated from the sales of capital equipment.

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

      o We depend on Douglas Dixon, our CEO and Dennis Key, President of ASI, and their relationships within the semiconductor industry. Their loss would seriously disrupt our operations.

      o     We depend upon revenues generated by our contract with Lam Research
            Corp.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

            32    Section 1350 Certifications

      (b)   Reports on Form 8-K:

            During the second quarter of 2003, the Company filed the following current report on Form 8-K:

            On June 3, 2003, the Company filed a Current Report on Form 8-K announcing the filing of a complaint against the Company by Scott Magoon on May 2, 2003 in Dallas County, Texas.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003

                         DND TECHNOLOGIES, INC., a Nevada corporation

                         By: /s/ Douglas N. Dixon
                         -----------------------------------------------------
                         Douglas N. Dixon, CEO and Director