Form 10QSB
period 2003-09-30
DND TECHNOLOGIES INC
filed 2003-11-19
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, d.c. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,
                                      2003

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

--------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common equity:

            Class                          Outstanding as of November 18, 2003
            -----                          -----------------------------------
Common stock, $0.001 par value                          23,000,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents
                                                                           Page
                                                                           ----

PART I     FINANCIAL INFORMATION..........................................    3

Item 1.    Consolidated Unaudited Financial Statements....................    3

Consolidated Unaudited Balance Sheet......................................    4

Consolidated Unaudited Statements of Operations...........................    6

Consolidated Unaudited Statements of Stockholders' (Deficit)..............    8

Consolidated Unaudited Statements of Cash Flows...........................    9

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations  ...............................................   22

Item 3.    Controls and Procedures........................................   28

PART II    OTHER INFORMATION..............................................   29

Item 1.    Legal Proceedings .............................................   29

Item 6.    Exhibits and Reports on Form 8-K...............................   29

SIGNATURES ...............................................................   30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                        $   202,174
   Accounts receivable, net of
      allowance for doubtful accounts                 1,068,378
   Other receivables                                     16,705
   Inventories, net of allowance for obsolescence     1,127,519
   Prepaid expenses                                     103,511
                                                    -----------

        TOTAL CURRENT ASSETS                                      $ 2,518,287

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                         425,333

OTHER ASSETS
   License agreement                                  3,883,002
   Deposits                                              32,479
                                                    -----------

       TOTAL OTHER ASSETS                                           3,915,481
                                                                  -----------

       TOTAL ASSETS                                               $ 6,859,101
                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Notes payable:
     Line of credit and note due to Merrill Lynch
       (including interest)                         $ 1,005,586
     Related parties                                    120,000
     Other, current portion                             630,769
   Capital lease payable, current portion                27,219
   Accounts payable                                   1,155,063
   Accounts payable, Lam Research
      Corporation                                     2,093,109
   Accrued expenses and taxes                           550,493
   License payable, current portion                     365,624
   Amounts due to related parties                       301,838
                                                    -----------

       TOTAL CURRENT LIABILITIES                                   $ 6,249,701

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
   Notes payable, other                                  64,046
   Capital lease payable                                 18,110
   License payable                                    3,684,929
                                                    -----------

       TOTAL LONG-TERM LIABILITIES                                   3,767,085

STOCKHOLDERS' (DEFICIT)
   Preferred stock                                            0
   Common stock, par value $.001 per share
     Authorized - 50,000,000 shares
     Issued and outstanding - 23,000,000 shares          23,000
   Paid-in capital                                    1,957,161
   Accumulated deficit                               (5,137,846)
                                                    -----------

       TOTAL STOCKHOLDERS' (DEFICIT)                                (3,157,685)
                                                                   -----------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' (DEFICIT)                                $ 6,859,101
                                                                   ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                             --------------------------    --------------------------
                                                2003           2002           2003           2002
                                             -----------    -----------    -----------    -----------
REVENUE
     Systems and Chillers                    $ 1,499,185    $   412,080    $ 2,547,648    $ 1,254,168
     Parts, assemblies and consumables         1,293,017        817,404      4,197,808      2,322,207
     Field service and training                   90,085        353,329        293,470        545,434
                                             -----------    -----------    -----------    -----------

              TOTAL REVENUE                    2,762,924      1,582,813      7,038,926      4,121,808
                                             -----------    -----------    -----------    -----------

COST OF REVENUE
     Cost of revenues                          1,790,132        984,409      4,533,527      2,484,768
     Reserve for slow moving
         and obsolete inventory                2,296,128              0      2,256,128              0
                                             -----------    -----------    -----------    -----------

            TOTAL COST OF REVENUE              4,086,260        984,409      6,789,655      2,484,768
                                             -----------    -----------    -----------    -----------

            GROSS PROFIT (LOSS)               (1,323,336)       598,404        249,271      1,637,040
                                             -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Research and development                     39,749         13,202         44,036         59,426
     Sales and marketing                         242,979        194,572        738,281        512,744
     General and administrative                  533,502        514,523      1,437,408      1,400,795
                                             -----------    -----------    -----------    -----------

            TOTAL OPERATING
                EXPENSES                         816,230        722,297      2,219,725      1,972,965
                                             -----------    -----------    -----------    -----------

INCOME (LOSS) FROM
    OPERATIONS                                (2,139,566)      (123,893)    (1,970,454)      (335,925)

INTEREST EXPENSE                                 (75,688)       (20,819)      (278,109)       (59,350)
                                             -----------    -----------    -----------    -----------

(LOSS) BEFORE
     INCOME TAXES                             (2,215,254)      (144,712)    (2,248,563)      (395,455)

INCOME TAXES                                           0              0              0              0
                                             -----------    -----------    -----------    -----------

NET (LOSS)                                   $(2,215,254)      (144,712)   $(2,248,563)   $  (395,455)
                                             ===========    ===========    ===========    ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                             Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                          -----------------------   -----------------------
                              2003         2002         2003         2002
                          ----------   ----------   ----------   ----------

NET (LOSS)
     PER COMMON SHARE

     Basic and diluted    $     (.10)  $     (.00)  $     (.10)  $     (.02)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE
     NUMBER OF COMMON
     SHARES OUTSTANDING

     Basic and diluted    23,000,000   22,000,000   22,833,333   22,000,000
                          ==========   ==========   ==========   ==========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                              Preferred Stock         Common Stock
                              ---------------         ------------            Paid-In      Accumulated
                              Shares   Amount     Shares        Amount        Capital        Deficit         Total
                              ------   ------     ------        ------        -------        -------         -----

Balance, January 1, 2003           0   $    0    22,000,000   $    22,000   $ 1,798,161    $(2,889,283)   $(1,069,122)

Common stock issued
  for accounts payable             0        0     1,000,000         1,000       159,000              0        160,000

Net (loss) for the nine
  months ended
  September 30, 2003               0        0             0             0             0     (2,248,563)    (2,248,563)
                              ------   ------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2003        0   $    0    23,000,000   $    23,000   $ 1,957,161    $(5,137,846)   $(3,157,685)
                              ======   ======   ===========   ===========   ===========    ===========    ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                   2003           2002
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                  $(2,248,563)   $  (395,455)
   Adjustments to reconcile net (loss)
     to net cash  (used) by operating activities:
          Depreciation                                             151,150        155,427
          Amortization                                             305,405              0
          Allowance for slow moving and obsolete inventories     2,256,128              0
          Allowance for doubtful accounts receivable                25,000              0
   Changes in operating assets and liabilities:
     Accounts receivable                                          (756,122)      (238,309)
     Other receivables                                                 (99)       (44,912)
     Inventories                                                  (355,314)        (2,036)
     Prepaid expenses and other assets                             (76,622)        (4,063)
     Accounts payable                                              512,147        322,604
     Accrued expenses and amounts due to related parties            (5,377)      (286,196)
     Deferred revenue                                                    0          5,956
                                                               -----------    -----------

        NET CASH (USED) BY
           OPERATING ACTIVITIES                                   (192,267)      (486,984)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (4,227)       (26,382)
                                                               -----------    -----------

        NET CASH (USED) BY
            INVESTING ACTIVITIES                                    (4,227)       (26,382)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line of credit                                    0        249,153
Proceeds from issuance of long-term debt                           626,026              0
   Principal payments on long-term debt                           (427,238)       (92,746)
                                                               -----------    -----------

        NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                   198,788        156,407
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALANTS                                              2,294       (356,959)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                             199,880        419,690
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $   202,174    $    62,731
                                                               ===========    ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003            2002
                                                        --------         -------

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:

       Cash paid for interest                           $297,092         $28,501
                                                        ========         =======

       Cash paid for taxes                              $      0         $     0
                                                        ========         =======

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Common stock issued for
          accounts payable                              $160,000         $     0
                                                        ========         =======

      Acquisition of equipment
          through capital lease                         $ 11,330         $     0
                                                        ========         =======

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim consolidated financial statements of DND Technologies, Inc. and subsidiary (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2002 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

      Certain accounts have been reclassified in order to conform with 2003 classifications.

      Nature of Business and History of Company

      DND Technologies, Inc. was organized on May 9, 1997, under the laws of the state of Nevada. The Company operates as a holding company for subsidiary acquisitions. The Company's operating subsidiary is Aspect Semiquip International, Inc. (located in Arizona and Texas; hereinafter referred to as "ASI").

      The Company also owns 85% of ASI Team. ASI Team is inactive and has no significant assets or liabilities and has not had any revenue or expenses.

      ASI is a supplier of semiconductor manufacturing capital equipment. The Company also supplies complete after market support of the Auto Etch and Rainbow Plasma Dry Etch Systems, manufactured by LAM Research Corporation including parts and assemblies.

      Going Concern

      These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses in 2001 and 2002 and the nine months ended September 30, 2003, has negative working capital and a stockholders' deficit and is in default on a significant portion of its debt. These factors raise uncertainty as to the Company's ability to continue as a going concern.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. ASI does require advance payments on certain orders of large systems.

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

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment in the nine months ended September 30, 2003.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Warranty Reserve

      ASI provides a reserve on its Chiller and Auto Etch Systems to cover anticipated repairs and/or replacement. The Company provides a warranty on its systems ranging from ninety days to nine months from date of acceptance, not to exceed eleven months from the ship date.

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

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

      Concentration of Risk

      Financial Instruments

      Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and its dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At September 30, 2003, the Company had one customer which accounted for 24% of net accounts receivable.

      Suppliers

      Through September 30, 2003, approximately 15% of gross inventory purchases were purchased from Lam Research Corp. The Company does not expect to have any significant purchases of inventory from LAM in the near future.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenues

      For the nine months ended September 30, 2003, the Company had two customers, National Semi-Conductor and Texas Instruments, whose revenues exceeded 10% of total revenues. The percentages were 17 % and 11%, not necessarily in order of names.

      Disclosure About Fair Value of Financial Instruments

      The Company estimates that the fair value of all financial instruments as of September 30, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Recent Accounting Pronouncements

      In May 2003 the FASB issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

NOTE 2 INVENTORIES

      The inventories are comprised of the following:

                   Parts and materials          $ 3,791,835
                   Work-in-process                  179,517
                   Allowance for obsolescence    (2,843,833)
                                                -----------
                                                $ 1,127,519
                                                ===========

      The Company evaluated its inventories at September 30, 2003 based on sales during 2003. In connection with this evaluation, the Company recorded a provision for obsolescence totaling $2,296,128 in the quarter ended September 30, 2003.

NOTE 3 LICENSE AGREEMENT AND PAYABLE

      In November 2002, ASI entered into an asset purchase and licensing agreement with Lam Research Corporation ("Lam"). Under the agreement, ASI purchased approximately $1.6 million of inventory (see Note 7) from LAM and entered into a licensing agreement requiring payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). ASI has recorded the payable as a long-term liability after imputing interest at 6%.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 3 LICENSE AGREEMENT AND PAYABLE (CONTINUED)

      Estimated amortization of the license agreement is as follows:

           December 31, 2003                  $  436,293
           December 31, 2004                     523,551
           December 31, 2005                     523,551
           December 31, 2006                     523,551
           December 31, 2007 and thereafter    2,181,461
                                              ----------

                                              $4,188,407
                                              ==========

      Future minimum payments under the agreement are as follows:

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
                                              ==========   ==========

      The Company is currently in default on its payments to LAM.

NOTE 4 LINE OF CREDIT

      ASI had a $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which matured on April 1, 2002. Interest accrued at Libor plus 2.75% (5.87% at September 30, 2003). The note is secured by a first lien on the Company's accounts receivable and inventories and has been personally guaranteed by the majority shareholder.

      The note contains numerous loan covenants for which ASI is not in compliance. ASI has not received waivers on the covenants and is working with Merrill Lynch to renegotiate the note and establish a repayment plan for the loan.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 5 NOTES PAYABLE, OTHER

      Term loan payable to Merrill Lynch Business Financial Services, Inc. for $136,051 payable in sixty monthly installments of $4,167, including interest at 5.87%.

      Note payable for $200,000, bearing interest at 12%, is due in November 2003, requires monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory. The note includes options to purchase shares of the Company's common stock (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share).

      Note payable to an individual for $69,414. The note is payable in quarterly installments of $24,319 including interest at 10% and matures on May 15, 2004. The note is secured by 947,000 shares of ASI stock held in escrow.

      Various unsecured demand notes due to an individual totaling $289,350, with interest accruing at 7%.

NOTE 6 NOTES PAYABLE, RELATED PARTIES

      Notes payable to related parties represents various loans from the Company's CEO at an interest rate of 11%. The loans total $120,000 and are due on demand.

NOTE 7 ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      The inventory purchase from LAM is due in equal monthly installments beginning in July 2003.

      The Company is currently in default on its payments to LAM.

NOTE 8 PREFERRED STOCK

      The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Board of Directors is authorized to establish the series of preferred stock and all preference rights. No shares were issued or outstanding at September 30, 2003.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 9 COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which expire in December 2004 and November 2008, respectively.

      Future minimum lease payments on the real estate leases are as follows:

                   December 31, 2003              $  305,775
                   December 31, 2004                 366,585
                   December 31, 2005                 117,144
                   December 31, 2006                 119,626
                   December 2007 and Thereafter      234,041
                                                  ----------

                                                  $1,143,171
                                                  ==========

      Litigation

      Merrill Lynch has filed a lawsuit against the Company seeking repayment of its line of credit and term loan. The Company has filed a countersuit against Merrill Lynch. Should Merrill Lynch successfully foreclose on its line of credit, the Company's available funds and ability to continue its operations will be adversely affected.

      The Company and a former employee have counter-claims against each other arising from the employee's prior association with the Company.

NOTE 10 EMPLOYEE STOCK OPTIONS

      On August 11, 2003, the Board of Directors and stockholders approved the DND Technologies, Inc. Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, stock options. The Company has reserved 5,000,000 shares of its common stock for issuance to the directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant.

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 10 EMPLOYEE STOCK OPTIONS (CONTINUED)

      The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the corporation's common stock, $.001 par value, which may be either unissued or treasury shares.

      The exercise price is no less than 100% of the fair market value of the shares at the date of the grant of the options, as specified by the Board of Directors.

      Vesting terms of the options range from immediate to four years.

      The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

      A summary of the option activity for the nine months ended September 30, 2003, pursuant to the terms of the plan is as follows:

                                                    Shares      Average
                                                     Under      Exercise
                                                    Option       Price
                                                   ---------   ---------

        Options outstanding at January 1, 2003             0   $     .00
              Granted                              4,999,226         .06
              Exercised                                    0         .00
              Cancelled and expired                        0         .00
                                                   ---------

       Options outstanding at September 30, 2003   4,999,226
                                                   =========

      3,004,226 shares are exercisable at September 30, 2003.

      Information regarding stock options outstanding as of September 30, 2003 is as follows:

        Price                                                         $   .06
        Weighted average exercise price                               $   .06
        Weighted average remaining contractual life         9 years, 8 months
        Options exercised
              Price range                                                   0
              Shares                                                        0
              Weighted average exercise price                               0

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 10 EMPLOYEE STOCK OPTIONS (CONTINUED)

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

         Net (loss)
                As reported                         $  (2,248,563)
                Proforma                            $  (2,251,439)

      (Loss) per share attributable to common stock

         Basic and diluted
              As reported                           $        (.10)
              Proforma                              $        (.10)

NOTE 11 MANAGEMENT PLANS

      Management's plans to eliminate the going concern situation include, but are not limited to, negotiating a long-term payment plan for the Merrill Lynch line of credit, increase revenue by continuing to expand the legacy product lines, and obtain additional equity or debt financing from investors.

NOTE 12 SUBSEQUENT EVENT

      In November 2003, the Company entered into an agreement with Axcelis Technologies, Inc. acquiring an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semi-conductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for the payment of 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid and a royalty on related sales ranging from 10% to 2% through December 31, 2010.

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

1. Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses for the years ended December 31, 2002 and 2001 and for the quarter ended September 30, 2003 has negative working capital and a stockholders' deficit and is in default on its Merrill Lynch line of credit, a $200,000 bridge loan and its license agreement with Lam. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

            1 - Negotiate a long-term payment plan for the Merrill Lynch line of credit.

            2 - Obtain additional equity or debt financing from investors.

            3 - Increase revenue by capturing greater market share through aggressive sales efforts in a recovering market economy.

            4 - Expand the ASI product base by obtaining rights to other legacy products, thereby increasing revenue.

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

6. Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

                              Results of Operations

      Through its wholly owned subsidiary, Aspect Semiquip International, Inc. ("ASI"), DND Technologies, Inc. ("DND" or the "Company") provides new proprietary capital equipment, remanufactured process equipment and subassemblies, consumables and spare parts, and a variety of engineering services to the semiconductor industry for use in the production of microchip technology.

      Selected Financial Information.

                                                  Three Month Period Ended
                                                 --------------------------
                                                 9/30/2003        9/30/2002
                                                 ---------        ---------
                                                (Unaudited)      (Unaudited)
   Statement of Operations Data
            Total revenue                       $ 2,882,287      $ 1,582,813
            Operating income                    $(2,139,566)     $  (123,893)
            Net income (loss) per share         $     (0.10)     $     (0.00)

                                                  Nine Month Period Ended
                                                 --------------------------
                                                 9/30/2003        9/30/2002
                                                 ---------        ---------
                                                (Unaudited)      (Unaudited)
   Statement of Operations Data

            Total revenue                       $ 7,038,926      $ 4,121,808
            Operating income (loss)             $(1,970,454)     $  (335,925)
            Net income (loss) per share         $     (0.10)     $     (0.02)

   Balance Sheet Data
            Total assets                        $ 6,859,101      $ 3,375,719
            Total liabilities                   $10,016,786      $ 3,152,429
            Stockholders' equity (deficit)      $(3,157,685)     $   223,290

Results of Operations.

Three month period ended September 30, 2003, compared to three month period ended September 30, 2002.

      Revenues. Revenues significantly increased approximately 75% to $2,762,924 for the three month period ended September 30, 2003 from $1,582,813 for the three month period ended September 30, 2002. This increase is primarily due to an increase in system sales and additional sales of products relating to our agreement with Lam Research Corp. ("Lam"), which allows us to purchase inventory from Lam.

      Cost of Sales - Recurring Operations. The cost of sales for recurring operations increased to $1,790,132 ( 62% of revenues) in the three month period ended September 30, 2003 from $984,409 (62% of revenues) for the three month period ended September 30, 2002. This dollar increase is primarily due to purchases of more inventory in the three months ended September 30, 2003.

      Cost of Sales - Write-off of Slow Moving and Obsolete Inventory. The cost of sales-write-off of slow moving and obsolete inventory is the result of management's decision to write off $ 2,296,128 of slow moving and obsolete inventory in the three months ended September 30, 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 10% to $776,481 (28% of revenues) in the three months ended September 30, 2003 from $709,095 (45% of revenues) for the three months ended September 30, 2002. This increase in expense was primarily due to legal, consulting, and audit fees related to our filings with the SEC beginning in 2003.

      Net Loss. DND had a net loss of $2,215,254 for the three months ended September 30, 2003, compared to net loss of $144,712 for the three months ended September 30, 2002. The increased net loss was caused primarily by the write-off of slow-moving and obsolete inventory. However, this write-off was somewhat offset by increased gross profit from the revenue increase.

Nine month period ended September 30, 2003, compared to nine month period ended September 30, 2002.

      Revenues. Revenues significantly increased approximately 71% to $7,038,925 for the nine month period ended September 30, 2003 from $4,121,808 for the nine month period ended September 30, 2002. This increase is primarily due to an increase in system sales and additional sales of products relating to our agreement with Lam.

      Cost of Sales - Recurring Operations. The cost of sales for recurring operations increased to $4,533,527 (64 % of revenues) in the nine month period ended September 30, 2003 from $2,484,768 (60% of revenues) for the nine month period ended September 30, 2002. This increase of 4% in the cost of sales percentage is primarily the result of a large system sale in the second quarter which required significant unexpected set-up and servicing costs which resulted in a negative margin. The Company does not anticipate incurring such costs on future system sales.

      Cost of Sales - Write-off of Slow Moving and Obsolete Inventory. The cost of sales- write-off of slow moving and obsolete inventory is the result of management's decision to write-off $2,296,128 of slow moving and obsolete inventory in the nine months ended September 30, 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 14% to $2,175,689 (31% of revenues) in the nine months ended September 30, 2003 from $1,913,539 (46% of revenues) for the nine months ended September 30, 2002. The increase in dollars was primarily due to the amortization of the agreement with Lam.

      Research & Development. Research and development costs decreased $15,390 to $44,036 in the nine months ended September 30, 2003. The decrease is due to a reduction in product development expense on the Crystal project. No significant research and development costs are anticipated in the near future.

      Net Loss. DND had a net loss of $2,248,563 for the nine months ended September 30, 2003, compared to a net loss of $395,455 for the nine months ended September 30, 2002. The increase in the net loss was caused primarily by the write-off of slow-moving and obsolete inventory, additional interest expense and amortization expense related to the Lam license agreement, offset by an increase in gross profit due to the increased revenue.

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

      Although our revenues have increased during the first three quarters of FY2003, our cash flow remains tight. Our operating income has shown improvement in this quarter but is still considered insufficient to meet our current obligations. To date, we have financed our operations with cash from our operating activities, a bank line of credit and a bridge loan for $200,000. The bridge loan for $200,000 was made by Jean Charles Cartier in October of 2002, with a twelve-month term and at an interest rate of 1% per month. Mr. Cartier also received warrants to acquire 200,000 shares at $0.20 per share and 200,000 shares at $1.00 per share.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on certain assets which amounted to approximately $5,000,000 at September 30, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are working with Merrill Lynch to renegotiate the note and establish a repayment plan for the loan. The balance on the line of credit and a term loan, including accrued interest, at September 30, 2003 was $1,136,742. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, Merrill Lynch could take all of our assets and we would be forced to cease operations. The Company, on April 7, 2003, as part of its answer, filed a counterclaim against Merrill Lynch, alleging breach of the covenant of good faith and fair dealing in connection with loan agreements, interference with contract, and interference with business relations, and is continuing its negotiations with Merrill Lynch as of the date of this filing.

      The Company and Lam are mutually in default under the Lam license agreement. We are in the process of negotiating a resolution for the default, and management believes that Lam and the Company will reach an agreement to resolve the defaults, without damages payable by the Company, but there can be no assurance that this will occur. Management's view is that Lam's sole remedy under the license agreement is to recover under its purchase money security interest in the inventory we have purchased from Lam, but Lam may choose to bring additional claims against us, and a court could give Lam remedies not provided for in our agreement.

      We are in default on our $200,000 bridge loan due to an individual. We are in the process of negotiating more favorable terms of repayment, but there can be no assurance that we will succeed.

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of the Registrant, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest the Registrant of its wholly owned subsidiary, Semiquip, Inc. The action has since been removed to federal district court. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations as the Company's Texas operations account for approximately 33% of the Company's total operations.

      Should Merrill Lynch, Lam or Cartier successfully foreclose on their security interests, as provided in their agreements with the Company, or should any of these three parties obtain judgments against us in court, we could lose part or all of our assets, the Company could be forced to cease operations and our stock could become worthless. In addition, should Mr. Magoon obtain a judgment in his lawsuit which divests us of our Texas operations, our operations would be reduced significantly and we anticipate that revenues would significantly decline. It is management's view that the lawsuit with Mr. Magoon has no merit.

      In November 2003, the Company entered into an agreement with Axcelis Technologies, Inc. and acquired an exclusive license on all future manufacturing, sales, service and parts support for certain dry strip semiconductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for the payment of 18% of net revenues from these sales by the Company per quarter until $2,750,000 (the license fee) has been paid and the payment of a royalty on related sales ranging from 2% to 10% through December 31, 2010.

      For the nine months ended September 30, 2003, two customers, National Semi-Conductor and Texas Instruments accounted for at least 10% of our revenues. We have no relationship with either customer beyond the normal relationship between a customer and its supplier. If we lost both of these major customers, our revenues would be reduced by approximately $500,000 per year if we were unable to find customers to replace these orders.

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

      Because of our tight cash flow, it is likely that during the next 12 month period we will seek financing from one or more sources such as capital investment firms or private fund managers. Preparations are underway to present a corporate profile and backgrounder to this end, followed by an aggressive search for funding. We do not have any plans in place to obtain financing. Additional financing may not be available on acceptable terms, or at all.

      Net cash (used) by operating activities for the nine months ended September 30, 2003 was $192,267 compared to $486,984 (used) by operating activities for the nine months ended September 30, 2002. The $294,717 change was primarily due to an increase in our revenues and gross margin. Our gross margin, before the non-cash provision for slow-moving and obsolete inventories, increased from approximately $1.6 million in the nine months ended September 30, 2002 to $2.5 million for 2003. Increased inventories and receivables associated with our increased revenues resulted in the net cash used in 2003.

      Our investing activities for the nine months ended September 30, 2003 used $4,227 as compared to $26,382 used in the nine months ended September 30, 2003. Cash was used in each period for the purchases of property and equipment.

      Our financing activities for the nine months ended September 30, 2003 provided cash of $198,788 compared to $156,407 for the nine months ended September 30, 2002. Financing activities in the nine months ended September 30, 2003 consisted of proceeds from (and principal payments on) long-term debt. Financing activities in the nine months ended September 30, 2002 consisted of borrowings from the line of credit and principal payments of long-term debt.

      At September 30, 2003, stockholders' deficit was $3,157,685, as compared to a stockholders' deficit of $1,069,122 at December 31, 2002. The $2,088,563 change in stockholders' deficit was accounted for as follows:

         Increase in stockholders' equity
           Issuance of common stock for accounts payable   $   160,000
         Decreases in stockholders' equity
           Net loss                                         (2,248,563)
                                                           -----------

           Net Change                                      $ 2,088,563
                                                           ===========

      The Company currently has no material commitments for capital expenditures.

      The Company has $4,539,251 and $3,767,085 of debt payments due within the next year and next two to five years, respectively.

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

      o We are in default on our license agreement with Lam Research Corp., and Lam could seek to foreclose on its purchase money security interest under the agreement at any time.

      o We depend on Douglas Dixon, our CEO, and Dennis Key, our CFO and President of Aspect SemiQuip, and their relationships within the semiconductor industry. Their loss would seriously disrupt our operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In connection with the Company's previously disclosed lawsuit, Merrill Lynch Business Financial Services, Inc. v. Aspect SemiQuip International, et al., the Company is providing a status update. The Company, on April 7, 2003, as part of its answer, filed a counterclaim against Merrill Lynch, alleging breach of the covenant of good faith and fair dealing in connection with the loan agreements, interference with contract, and interference with business relations, and is continuing its negotiations with Merrill Lynch as of the date of this filing.

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of the Registrant, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest the Registrant of its wholly owned subsidiary, Semiquip, Inc. The action has since been removed to federal district court. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations as the Company's Texas operations account for approximately 33% of the Company's total operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

                  32    Section 1350 Certifications

            (b)   Reports on Form 8-K:

                  During the third quarter of 2003, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 18, 2003

                                 DND TECHNOLOGIES, INC., a Nevada corporation


                                 By: /s/ Douglas N. Dixon
                                 ---------------------------------------------
                                 Douglas N. Dixon, CEO and Director