Form 10KSB/A
period 2002-12-31
DND TECHNOLOGIES INC
filed 2004-01-27
CIK 1118344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                  FORM 10-KSB/A
                                 Amendment No. 1

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ___________________.

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                     --------------------------------------

               Nevada                                84-1405298
   (State or other jurisdiction           (IRS Employer Identification No.)
         of incorporation)

      375 E. Elliot Rd., Bldg. 6
           Chandler, Arizona                            85225
(Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (480) 892-7020

                         -------------------------------

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

      |X| Yes  |_| No

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

      As of January 21, 2004, there were 23,000,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of January 21, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $255,000.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: |_| Yes |X| No

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

Item 1.  Business..............................................................1
Item 2.  Properties............................................................7
Item 3.  Legal Proceedings.....................................................7

PART II........................................................................7

Item 5.  Market for Common Equity and Related Stockholder Matters..............7
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9
Item 7.  Financial Statements.................................................18

PART III......................................................................18

Item 10. Executive Compensation...............................................18
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters...........................18
Item 13. Exhibits, Financial Statements and Reports on Form 8-K...............19
Item 14. Controls and Procedures..............................................20

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES..................................F-1

Report of Independent Auditors...............................................F-1

                                EXPLANATORY NOTE

      This amendment on Form 10-KSB/A amends Items 1, 2 and 3 of Part I, Items 5, 6 and 7 of Part II and Items 10 and 11 of Part III of the Annual Report of DND Technologies, Inc. (the "Company") on Form 10-KSB previously filed for the year ended December 31, 2002. The purpose of this amendment is to clarify and expand certain disclosures in the amended Items. Except where the context indicates otherwise, this amendment speaks as of April 15, 2003, the filing date of the original Form 10-KSB. While minor changes have been made to the financial statements and notes, the Company's previously issued financial statements for the year ended December 31, 2002 have not been restated.

                                     PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "DND", "Company", "we", "us" and "our" refer to DND Technologies, Inc., and its subsidiaries combined.

Overview

      DND Technologies, Inc., a Nevada corporation ("DND"), began operations under the name "DND Technologies, Inc." on August 2, 2002, following the merger of Zurickirch Corp., a Nevada corporation ("Zurickirch"), with Aspect Semiquip International, Inc., an Arizona corporation ("ASI"). Zurickirch was incorporated in Nevada on May 9, 1997 as Weston Caribbean Corp. On March 9, 2000, the name was changed to Zurickirch Acquisitions, Inc. and on April 17, 2000, the name was changed to Zurickirch Corp. The merger was effected through an Agreement & Plan of Reorganization, under the terms of which DND exchanged 18,000,000 shares of its common stock for all of the issued and outstanding shares of ASI. At the time of this stock exchange, Douglas Dixon, CEO of DND, as the sole shareholder of ASI, owned 18,000,000 shares of DND following the mergers, with 4,000,000 DND shares held by others following the merger. Following the merger, ASI became a wholly-owned subsidiary of DND. DND, through ASI, provides proprietary capital equipment to the manufacturers of computer chips, and is a manufacturer and supplier of wholesale parts and contract services to the semiconductor industry.

      ASI, incorporated in Arizona in 1990, is a supplier of semiconductor equipment and equipment renovation programs currently providing new and used Lam Research Corp. AutoEtch and Drytek plasma etch systems. ASI also offers new and refurbished support equipment for etch products, including assemblies, consumables and chillers (refrigeration units that pump coolant through equipment to regulate internal temperature), along with repair parts, and a variety of refurbished temperature controllers (originally manufactured by Lam Research Corp., Neslab and M&W). ASI also provides engineering services, field support and training for customers using our tool technologies. In March of 2001, ASI, then named Aspect Systems, Inc., merged with Semiquip, Inc. Semiquip, based in Texas, is a supplier of reconditioned assemblies and a provider of service programs specific to major original equipment manufacturer ("OEM") semiconductor fabrication equipment, used to manufacture computer chips and other semiconductor devices. ASI has a website under construction, located at http://www.aspectsemiquip.com, and a temporary website, which is designed to briefly describe our products and services during the construction of our website, located at http://semiconductor-technology.com/contractors/wafer/ 8aspects/index.html.

      Since 1990, ASI has provided a cost effective alternative to purchasing new etch systems, which utilize a dry-plasma process to "etch" wafers, by supplying second tier Lam Research Corp. ("Lam") remanufactured etch systems and replacement parts. In addition to providing the capital equipment, ASI provides warranties, installation, and after-sales technical support. Although ASI primarily supplies Lam systems and replacement parts, ASI also provides replacement parts manufactured by other OEMs, such as Applied Materials and Tokyo Electron. In addition, ASI provides engineering services to assist customers with designing processes, repairing or reconfiguring equipment and optimizing the performance of their equipment.

      On January 31, 2003, DND signed a non-binding letter of intent to acquire ESL Elektronik Handels GmbH ("ESL"), organized in Germany, a developer, manufacturer and servicer of semiconductor and related equipment. The letter of intent anticipates that DND would acquire ESL through an exchange of up to 3,200,000 DND shares for 100% ownership of ESL. Negotiations between DND and ESL have been suspended pending a resolution of DND's lawsuit with Merrill Lynch Business Financial Services, Inc., described below. Management cannot currently estimate when negotiations will resume, if ever, or when the acquisition will occur, and cannot provide any assurance that the acquisition will ever be consummated. DND intends to engage in future acquisitions when appropriate to expand our range of products and services.

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

      In 2002, ASI began manufacturing a proprietary product known as the "Nitrogen Clean System" ("NCS"), which provides superior cleaning of wafer fabrication equipment as compared to existing high efficiency particulate arresting ("HEPA") filtration devices. One of our customers, Texas Instruments, field-tested our NCS against competing models and elected to purchase our NCS. The superior cleaning ability of the NCS reduces contamination of wafers and increases the yield obtained from each wafer. This equipment provides in situ continuous cleaning of the reaction chamber that reduces particulates thereby greatly extending the uptime between required equipment cleaning cycles. The NCS is adaptable to work with etch or chemical vapor deposition equipment producing any wafer size. We sold and installed our first NCS in 2002, and, as of April 10, 2003, we had approximately nine installed units, all sold to Texas Instruments. The technology underlying the NCS is partially protected by two issued patents that we hold jointly with Air Products and Chemicals, Inc. We believe that the NCS provides important diversification of our business by providing a proprietary product for us to market.

Chip Industry

      Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components is increased to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. We sell the second generation machines that etch the dielectric layer. To form the metal wiring, openings and patterns etched in the dielectric layer are subsequently filled with conducting material using physical vapor deposition (PVD) and/or electroplating technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to maintain a flat surface. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing of the wafer.

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

      Through entry into an asset sale and license agreement with Lam Research Corporation, a Delaware corporation ("Lam"), in November 2002, we have been able to obtain a large distribution network for our second generation etch equipment and a direct relationship with the supplier of that equipment. We intend to expand our market share further through aggressive marketing of our products and services, and by entering into contracts with OEMs to distribute their older generation products.

      Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased equipment for approximately $1.6 million under the Agreement, and we are required to pay approximately $5,376,000 over 96 months as a royalty for the licensed intellectual property.

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

Research and Development Activities

      Our R&D expenditures were $24,324 during the 2002 fiscal year, and $166,243 during the 2001 fiscal year. These expenditures were targeted at continued development of our NCS and "ultra-deep trench" etch applications, and enhancements to our existing products.

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

Patents and Trademarks

      We intend to evaluate any technology we develop on a case-by-case basis and pursue legal protection for our technology through patent and trade secret protection where we believe the benefits of such protection outweigh the associated costs. Most of our technology is not currently patented and most of our equipment is not proprietary but is remanufactured equipment acquired from various vendors. Our registered United States patents, which are owned by our subsidiary, Aspect Systems, Inc., jointly with Air Products and Chemicals, Inc., are: "Partial clean fluorine thermal cleaning process," Pat. No. 5,868,852 granted on February 9, 1999 with a term ending in February of 2017, and "Diluted nitrogen trifluoride thermal cleaning process, "Pat. No. 5,714,011 granted on February 3, 1998 with a term ending in February of 2015, and relate to our NCS product. We intend to file additional patent applications as appropriate.

      Our subsidiary, ASI, owns the following registered trademark: "ASI Aspect Systems, Inc." We believe that this trademark is known and recognized within our market and is valuable to our business. We intend to vigorously enforce all violations of our trademark as we believe the goodwill associated with it is important to the development of our business.

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

Distribution Methods

      We sell equipment and aftermarket support, which includes spare parts sales and technical contract services. In fiscal year 2002, spare parts and technical services accounted for 70% of our total sales. Of these sales, 80% occurred in the U.S. and 20% occurred overseas. In the U.S., we market and sell our products and services directly over the phone, by mail and fax, through in-person sales calls on potential customers, and at trade shows. The number of potential customers is limited, as we only sell to manufacturers of computer chips, and thus we have the resources to handle marketing internally. Our overseas marketing is conducted through marketing representatives in Europe and Asia that stock spare parts, employ technicians, and call on computer chip manufacturers in their area.

      Sales of equipment are handled similarly, but with the addition of independent sales representatives in the U.S. who visit potential customers to market out products, along with other manufacturers' non-competing product lines.

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

Suppliers and Customers

      Our major supplier is Lam, which accounted for 54% of our inventory in fiscal year 2002. We have no other significant suppliers, and are able to change all suppliers other than Lam easily and without material negative effects to our business. Our customers include many of the world's leading semiconductor manufacturers including Intel, Texas Instruments, ST Micro, Motorola, National Semiconductor, and On-Semi. In fiscal years 2002 and 2001, revenue from Texas Instruments accounted for approximately 31% and 20%, respectively, of total revenue. We do not have contracts or any other formal relationship with our customers.

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

Government and Environmental Regulations

      Other than minimal environmental regulation, we are not subject to governmental regulation of our business. We are currently not aware of any pending notices of violation, fines, lawsuits or investigations arising from environmental matters that would have any material effect on our business. As we do no manufacturing, only assembly, of our products, we are subject to a minimal number of governmental regulations related to the management of hazardous materials, including disposal of certain fluids and gases as part of the assembly process. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. We currently have arrangements with local and state authorities that permit us to dispose of these fluids and gases at minimal cost. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers' acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

ITEM 2. PROPERTIES

      DND, through its subsidiary ASI, currently leases two facilities. ASI's principal Arizona facility is located at 375 East Elliot Road, Chandler, Arizona 85225. This facility consists of 23,264 square feet of office and warehouse space on a lease from Teachers Insurance and Annuity Corporation, a New York corporation, and Elliot Chandler, LLC, an Arizona limited liability company, that runs through December 31, 2004. ASI's principal Texas facility is located at 1215 Commerce Drive, Richardson, Texas 75081. This facility consists of 11,643 square feet on a lease from TCIT Dallas Industrial, Inc. that runs through November 30, 2008. Monthly rental payments for both facilities for the year ended December 31, 2002 were approximately $30,000. The Company is not affiliated with any of its lessors. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      DND and its subsidiary, ASI, are currently involved in one legal proceeding, which was described in the Company's Form 8-K filed on January 14, 2003. The suit, Merrill Lynch Business Financial Services, Inc. v. Aspect Semiquip International, Inc. et al., is currently pending in the United States District Court for the District of Arizona. At issue in the suit is DND's default on its $1 million line of credit with Merrill Lynch, and Merrill Lynch is requesting as relief the amounts due under the line of credit plus interest, costs and attorney's fees. The complaint was filed on December 18, 2002, and Merrill Lynch agreed to extend the time for answering into April. DND and the other defendants filed their answers on April 7, 2003. DND is current on its payments under the line of credit. DND is engaged in negotiations with Merrill Lynch for a forbearance agreement to extend the loan for an additional period of time, although management can provide no assurance that such an agreement will be reached.

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of DND, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest DND of its wholly owned subsidiary, Semiquip, Inc. The action has since been removed to federal district court. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations as the Company's Texas operations account for approximately 33% of the Company's total operations.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      DND currently has 23,000,000 shares of common stock outstanding.

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on April 10, 2003 was approximately 50.

Dividend Policy

      To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

      Our common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "DNDT.OB." There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the OTCBB on December 15, 2001. There was no trading activity in our stock from December 15, 2001 until May of 2002. The following table sets forth, for the periods indicated, the bid price range of our common stock.

                   Period               Average Low       Average High
                   ------               -----------       ------------
            Fourth Quarter 2002            $0.02             $0.51
             Third Quarter 2002            $0.07             $1.45
            Second Quarter 2002            $0.90             $2.05
             First Quarter 2002             n/a               n/a

      Such market quotations reflect inter-dealer prices and are the high bid and low prices as reflected by the OTCBB, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Disclosure of Equity Compensation Plans

                             Number of securities to       Weighted-average exercise         Number of securities
                             be issued upon exercise          price of outstanding         remaining available for
                             of outstanding options,         options, warrants and          future issuance under
     Plan Category           warrants and rights (#)               rights ($)             equity compensation plans
                            ---------------------------    ---------------------------   -----------------------------
Equity compensation
plans approved by                      N/A                            N/A                              N/A
shareholders

Equity compensation
plans not approved by                  N/A                            N/A                              N/A
shareholders

Total                                  N/A                            N/A                              N/A

Recent Sales of Unregistered Securities

      In January 2003, DND issued 1,000,000 common shares to a vendor in exchange for forgiveness of $160,000 of accounts payable in reliance on the ss.4(2) exemption from registration for non-public offerings. DND was initially obligated to register these shares within 120 days of issuance, although this vendor, in August of 2003, agreed to payment of $15,000 in lieu of registration.

      In March 2002, Zurickirch issued, in reliance on the ss.4(2) exemption from registration for non-public offerings, 3,255,000 shares to John Chris Kirch, as payment for loans to Zurickirch totaling

$50,466. The shares were subsequently cancelled in connection with the acquisition between Zurickirch and DND.

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

Results Of Operations

      Following is summary financial information reflecting our operations for the periods indicated:

                                                   Year ended December 31,
                                                  2002                  2001
                                                  ----                  ----

Net revenue                                   $ 5,371,933           $ 8,102,843
Cost of revenue                               $ 4,274,479           $ 6,137,258
Gross profit                                  $ 1,097,454           $ 1,965,525
Operating expenses                            $ 2,377,428           $ 3,339,304
(Loss) from operations                        ($1,279,974)          ($1,373,779)
Net (loss)                                    ($1,460,477)          ($1,448,538)

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

      Cost of Revenues. Our cost of revenues of $4,274,479 (80% of revenues) in the year ended December 31, 2002 decreased from $6,137,258 (76% of revenues) for the year ended December 31, 2001. The decrease in dollars is related to the corresponding decrease in sales experienced in 2002. The increase of 4% in the percentage of cost of revenues to total revenues is primarily a result of writing off obsolete inventories.

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

      To date, we have financed our operations with cash from our operating activities, a bank line of credit and a new loan for $200,000. This new loan for $200,000 was made by Jean Charles Cartier in October of 2002, with a twelve-month term and at an interest rate of 1% per month. Mr. Cartier also received warrants to acquire 200,000 shares at $0.20 per share and 200,000 shares at $1.00 per share.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on certain assets that amounted to approximately $5,000,000 at September 30, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are working with Merrill Lynch to renegotiate the note and establish a repayment plan for the loan. The balance on the line of credit and a term loan, including accrued interest, at September 30, 2003 was $1,136,742. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, Merrill Lynch could take all of our assets and we would be forced to cease operations. The Company, on April 7, 2003, as part of its answer, filed a counterclaim against Merrill Lynch, alleging breach of the covenant of good faith and fair dealing in connection with loan agreements, interference with contract, and interference with business relations, and is continuing its negotiations with Merrill Lynch as of the date of this filing.

      Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased equipment for approximately $1.6 million under the Agreement, and we are required to pay approximately $5,376,000 over 96 months as a royalty for the licensed intellectual property.

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

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of DND, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest DND of its wholly owned subsidiary, Semiquip, Inc. The action has since been removed to federal district court. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations as the Company's Texas operations account for approximately 33% of the Company's total operations.

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

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases and our ability to negotiate a repayment plan for our line of credit with Merrill Lynch Business Financial Services, Inc. and a settlement of the Merrill Lynch lawsuit.

      Because of our tight cash flow, it is likely that during the next 12 month period we will seek financing from one or more sources such as capital investment firms or private fund managers. Preparations are underway to present a corporate profile and backgrounder to this end, followed by an aggressive search for funding. However, we do not have any commitments for financing or other plans in place to obtain financing. Additional financing may not be available on acceptable terms, or at all.

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

Capital Resources

Working capital is summarized and compared as follows:

                                        December 31, 2002     December 31, 2001
                                        -----------------     -----------------

      Current assets                      $    3,627,681       $    2,826,617
      Current liabilities                      4,820,078            2,828,348
                                          --------------       --------------

      Working capital (deficit)           $   (1,192,397)      $       (1,731)
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

Cautionary Note Regarding Forward-looking Statements and Risk Factors

      The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors below.

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

      We are in default on our $1 million line of credit with Merrill Lynch Business Financial Services ("Merrill Lynch"). On April 7, 2003, we filed our answer, which denied the allegations in the complaint, and sought relief against Merrill Lynch for breach of its duty of good faith and fair dealing in connection with the line of credit and for interference with contract and the Company's business relations. On December 18, 2002, Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit. Merrill Lynch may foreclose on our business at any time and is under no obligation to forbear collecting its $1 million line of credit. Management is currently seeking to negotiate a forbearance agreement with this lender, but there is no assurance that this agreement will ultimately be agreed to.

      We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

      Douglas Dixon, our CEO and Chairman of the Board, is vital to our continued operations due to his relationship with Lam Research Corp. and his past experience working in the semiconductor industry. His loss would adversely impact our operations.

      We are in default on our license agreement.

      We are in mutual default with Lam Research Corp. on our license agreement. Management's view is that Lam's sole remedy under the license agreement is to recover under its purchase money security interest in the inventory we have purchased from Lam, but Lam may choose to bring additional claims against us, and a court could give Lam remedies not provided for in our agreement.

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

      Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected another vendor's capital equipment, the manufacturer is generally reliant upon that equipment vendor for the specific production line application in question. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time when that customer has selected a system from a manufacturer we do not have a relationship with. In addition, sales of our systems depend in significant part upon a prospective customer's decision to increase manufacturing capacity or expand current manufacturing capacity - both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems may have a lengthy sales cycle, during which we may expend substantial funds and management effort.

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

      DND's customer base is highly concentrated including one customer that accounts for approximately 20% of sales. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and likely will continue to account for, a substantial portion of DND's net sales, which may lead customers to demand pricing and other terms less favorable to DND. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, DND may not be able to replace these orders with new orders. As DND's products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on DND's business, financial condition and results of operations.

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

      Currently only a very limited trading market exists for DND common stock. Our common stock trades on the OTC Bulletin Board under the symbol "DNDT.OB." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market.

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

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term Compensation
                                                                                ------------------------------------
                                                Annual Compensation                     Awards              Payouts
--------------------------------------------------------------------------------------------------------------------
                                                                Other Annual    Restricted    Securities
   Name and Principal                     Salary      Bonus     Compensation       Stock      Underlying      LTIP
        Position               Year       (US $)     (US $)        (US $)         Awards        Options      Payouts
--------------------------------------------------------------------------------------------------------------------
                               2000       141,617       0             0               0            0            0
                               -------------------------------------------------------------------------------------
Douglas N. Dixon (CEO)         2001        99,228       0          12,369             0            0            0
                               -------------------------------------------------------------------------------------
                               2002       104,567       0           8,763             0            0            0
--------------------------------------------------------------------------------------------------------------------
Scott Magoon (former           2002       105,692       0           6,293             0            0            0
director of ASI)
--------------------------------------------------------------------------------------------------------------------

      DND has not entered into any employment agreements with its management, other than an employment agreement with its CEO, Douglas Dixon, dated June 1, 2001. This agreement is terminable by either Mr. Dixon or the Company at the anniversary date of the agreement each year upon 60 days written notice. Under the agreement, Mr. Dixon receives an annual base salary of $150,000, and receives certain benefits and bonuses as described in the Agreement.

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

                      SHARE OWNERSHIP AS OF APRIL 10, 2003

               Name and Address of                          Amount of                  Percent of
               Beneficial Owner (1)                   Common Shares Owned          Common Shares Owned
         Douglas Dixon(2)                                     18,000,000(3)                 78.3%
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         Paul Gallo(2)                                                 0(4)                  n/a
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         Ernie Recsetar(2)                                             0                     n/a
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         Lowell Giffhorn(2)                                            0                     n/a
         375 E. Elliot Rd., Bldg. 6
         Chandler, Arizona 85225

         All Officers and Directors
         as a group (4 persons)                               18,000,000                    78.3%

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

(2) Denotes officer or director of DND.

(3) Mr. Dixon's shares are subject to a potential claim, as described in DND's Form 8-K filed on June 3, 2003, by Scott Magoon, a former director of ASI, that, if successful, could reduce his share ownership by up to 5,400,000 shares. DND cannot currently estimate when this potential claim will be resolved.

(4) Mr. Gallo has an option to acquire up to 4,200,000 shares from Mr. Dixon at an exercise price of $1/share.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

                                                                                                        Page Number
                                                                                                        -----------
            1.    Financial Statements:
                  Report of Independent Auditors                                                             F-1
                  Consolidated Balance Sheets at December 31, 2002
                  Consolidated Statements of Operations for each of the two years ended December 31, 2002
                  Consolidated Statements of Stockholders' Equity for each of the two years ended December 31, 2002
                  Consolidated Statements of Comprehensive (Loss) for each of the two years ended December 31, 2002
                  Consolidated Statements of Cash Flows for each of the two years ended December 31, 2002
                  Notes to Consolidated Financial Statements                                                 F-8
                  Exhibits included or incorporated herein:  See Exhibit Index.

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

                                        DND TECHNOLOGIES, INC.,
                                        a Nevada corporation


                                        By: /s/ Douglas N. Dixon
                                            ------------------------------------
                                            Douglas N. Dixon
                                            Chief Executive Officer and Director

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                           Title                   Date
       ---------                           -----                   ----

/s/ Douglas N. Dixon           Chief Executive Officer        January 26, 2004
---------------------------    and Director
Douglas N. Dixon

/s/ Dennis Key                 Chief Financial Officer        January 26, 2004
---------------------------    and Director
Dennis Key

/s/ Ernie L. Recsetar          Director                       January 26, 2004
---------------------------
Ernie L. Recsetar

/s/ Lowell W. Giffhorn         Director                       January 26, 2004
---------------------------
Lowell W. Giffhorn

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

3.1(4)            Restated Articles of Incorporation

3.2(4)            Restated Bylaws

3.3(2)            First Amendment to Articles of Incorporation.

10.1(5) Asset Sale and License Agreement, dated November 8, 2002, between Lam Research Corporation and Aspect Systems, Inc.

10.2(6) Employment Agreement, dated June 1, 2001, between Aspect SemiQuip International, Inc. and Douglas Dixon

10.3(6) Promissory Note, dated October 3, 2002, between the Company and Jean Charles Cartier and Jacqueline Cartier

10.4(6) Letter of Intent, dated January 31, 2003, between the Company and ESL Elektronik Handels GmbH

16.1(1)           Letter on Change in Certifying Accountant

21.1(5)           Subsidiaries of the Company.

24.1(5) Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

31.1(6)           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                  Officer

31.2(6)           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                  Officer

32(6)             Section 1350 Certifications

(1) Incorporated by reference, filed with the Company's Form 8-K on January 19, 2003.

(2) Incorporated by reference, filed with the Company's Form 8-K/A on October 7, 2002.

(3) Incorporated by reference, filed with the Company's Form 8-K/A on September 27, 2002.

(4) Incorporated by reference, filed with the Company's Form SB-2 on August 3, 2000.

(5) Incorporated by reference, filed with the Company's Form 10-KSB on April 15, 2003.

(6)   Filed herewith.

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


/s/ Farber & Hass, LLP
Oxnard, California
March 18, 2003

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Aspect Semiquip International, Inc.

We have audited the accompanying statement of operations and cash flows of Aspect Semiquip International, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Woods & Dwyer, P.L.C.
Phoenix, Arizona
March 5, 2002

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                $     199,880
   Accounts receivable, net of
      allowance                                   337,256
   Other receivables                               16,606
   Inventories, net of allowance                3,028,333
   Prepaid expenses, other                         45,606
                                            -------------

        TOTAL CURRENT ASSETS                                      $   3,627,681

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                           560,926

OTHER ASSETS
   License agreement                            4,188,407
   Rent security deposits                          13,762
                                            -------------

       TOTAL OTHER ASSETS                                             4,202,169
                                                                  -------------

       TOTAL ASSETS                                               $   8,390,776
                                                                  =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Line of credit                                            $     994,932
   Notes payable, current portion
     Related parties                                               130,000
     Other                                                         749,686
   Capital lease payable, current portion                           14,206
   Accounts payable                                                802,917
   Accounts payable, Lam Research
     Corporation, current                                          978,056
   Accrued expenses and taxes                                      548,258
   Royalty payable, current portion                                281,919
   Amounts due to related parties                                  320,104
                                                             -------------

       TOTAL CURRENT LIABILITIES                                                   $   4,820,078

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
   Notes payable, other                                             46,852
   Capital lease payable                                            34,445
   Accounts payable, Lam Research Corporation                      652,036
   Royalty payable                                               3,906,488
                                                             -------------

       TOTAL LONG-TERM LIABILITIES                                                     4,639,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
   Preferred stock                                                       0
   Common stock, par value $.001 per share
     Authorized - 50 million shares; Reserved - 4 million
     Issued and outstanding - 22,000,000 shares                     22,000
   Paid-in capital                                               1,798,160
   Accumulated deficit                                         (2,889,283)
                                                             -------------

       TOTAL STOCKHOLDERS' (DEFICIT)                                                 (1,069,123)
                                                                                   -------------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' (DEFICIT)                                                $   8,390,776
                                                                                   =============

                             See Accompanying Notes.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                     2002               2001
                                                 ------------      ------------

REVENUE
     Chiller machines                            $    524,990      $  1,235,010
     Auto Etch Systems                                764,591         2,708,632
     Parts and consumables                          3,002,066         1,532,900
     Field service and training                       254,631           464,472
     Other                                            825,655         2,161,829
                                                 ------------      ------------

           TOTAL REVENUE                            5,371,933         8,102,783

COST OF REVENUE                                     4,274,479         6,137,258
                                                 ------------      ------------

             GROSS PROFIT                           1,097,454         1,965,525
                                                 ------------      ------------

OPERATING EXPENSES
     Sales and marketing                              648,799         1,041,673
     General and administrative                     1,704,305         2,131,388
     Research and development                          24,324           166,243
                                                 ------------      ------------

           TOTAL OPERATING EXPENSES                 2,377,428         3,339,304
                                                 ------------      ------------

(LOSS) FROM OPERATIONS                             (1,279,974)       (1,373,779)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
     Interest expense                                (171,593)          (84,704)
     Other income                                       2,590            18,805
                                                 ------------      ------------

           TOTAL OTHER INCOME (EXPENSE)              (169,003)          (65,899)
                                                 ------------      ------------

(LOSS) BEFORE INCOME TAXES                         (1,448,977)       (1,439,678)

INCOME TAXES                                           11,500             8,860
                                                 ------------      ------------

NET (LOSS)                                       $ (1,460,477)     $ (1,448,538)
                                                 ============      ============

NET (LOSS) PER COMMON SHARE

     Basic and diluted (Pro forma - 2001)        $       (.07)     $       (.06)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

     Basic and diluted (Pro forma - 2001)          22,000,000        22,000,000
                                                 ============      ============

                             See Accompanying Notes.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                   Preferred Stock    Common Stock       Paid-In-Capital
                                   ---------------    ------------       ---------------
                                       Shares            Amount        Shares         Amount
                                       ------            ------        ------         ------
Balance, January 1, 2002                     0         $       0      6,745,000    $     6,745

Shares cancelled                             0                 0     (2,745,000)        (2,745)
                                     ---------         ---------   ------------    -----------

Balance after shares cancelled               0                 0      4,000,000          4,000

Common stock
  issued pursuant to
  acquisition of Aspect
  Semiquip International, Inc.
  and ASI Team Asia Ltd.                     0                 0     18,000,000         18,000
                                     ---------         ---------   ------------    -----------

Balance after acquisition                    0                 0     22,000,000         22,000

Net (loss) for the year
  ended December 31, 2002                    0                 0              0              0
                                     ---------         ---------   ------------    -----------
Balance, December 31, 2002                   0         $       0   $ 22,000,000    $    22,000
                                     =========         =========   ============    ===========


                                        Paid-In-      Accumulated
                                         Capital         Deficit            Total
                                         -------         -------            -----
Balance, January 1, 2002              $    312,957   $   (366,377)        (46,675)

Shares cancelled                             2,745              0               0
                                      ------------   ------------    ------------

Balance after shares cancelled             315,702       (366,377)        (46,675)

Common stock
  issued pursuant to
  acquisition of Aspect
  Semiquip International, Inc.
  and ASI Team Asia Ltd.                 1,482,458     (1,062,429)        438,029
                                      ------------   ------------    ------------

Balance after acquisition                1,798,160     (1,428,806)        391,354

Net (loss) for the year
  ended December 31, 2002                        0     (1,460,477)     (1,460,477)
                                      ------------                   ------------
Balance, December 31, 2002            $  1,798,160   $ (2,889,283)    ($1,069,123)
                                      ============   ============    ============

                             See Accompanying Notes.

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

                             See Accompanying Notes.

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

                             See Accompanying Notes.

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

            A.S.I. and S.E.I. operate in one business segment, which consists of the manufacturing of equipment for the semiconductor industry and the related servicing and parts for such equipment.

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

            Revenues

            For the years ended December 31, 2002 and 2001, the Companies had one customer whose revenues exceeded 10% of total revenues (2002 - 31%; 2001-20%).

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
                                                                =========

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3      INVENTORIES

            The inventories are comprised of the following:

                 Parts and materials                         $  3,449,662
                 Work-in-process                                  254,671
                 Allowance for obsolescence                      (676,000)
                                                             ------------

                                                             $  3,028,333
                                                             ============

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

            Estimated amortization of the license agreement is as follows:

                 December 31, 2003                           $    436,293
                 December 31, 2004                                523,551
                 December 31, 2005                                523,551
                 December 31, 2006                                523,551
                 December 31, 2007 and thereafter               2,181,461
                                                             ------------

                                                             $  4,188,407
                                                             ============

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

NOTE 6      NOTES PAYABLE, RELATED PARTIES

                                                      Current
                                                      Portion           Total
                                                   ------------     ------------

            Douglas Dixon                          $     10,000     $     10,000

            On April 1, 2002, the Company
            received a $10,000 loan from
            Douglas Dixon. The note bears
            interest at 11%, is unsecured and
            is due on demand


            Douglas Dixon                               120,000          120,000

            On December 31, 1997 and March 6,
            1998, the Company borrowed
            $120,000 from Douglas Dixon. The
            loans are unsecured and were due
            on December 31, 1998. The Company
            has not repaid the notes and is
            accruing interest at 7%,
            compounded daily
                                                   ------------     ------------

                                                   $    130,000     $    130,000
                                                   ============     ============

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7      NOTES PAYABLE, OTHER

            Term loan payable to Merrill Lynch
              Business Financial Services, Inc.:

            On May 18, 2001, the Company received
            a $250,000 term loan. The loan is
            payable in sixty monthly installments
            of $4,167 including interest at Libor
            plus 2.75% with and effective rate of
            6.13% at December 31, 2002. The loan
            is secured by the lien referenced
            above                                                    $173,375

            Note payable, bearing interest at 12%,
            is due in November 2003, requires
            monthly interest payments of $2,000
            and is secured by a second lien on the
            receivables and inventory of A.S.I.
            which total $2,912,920 at December 31,
            2002. The note includes options to
            purchase shares of the Company's
            common stock (200,000 shares @ $0.20
            per share and 200,000 shares at $1.00
            per share)                                                200,000

            Note payable to an individual. On June
            12, 1997, the Company acquired 35% of
            the outstanding stock of A.S.I from
            the former president of A.S.I. and
            issued a note payable to the seller
            for $483,630. The note is payable in
            quarterly installments of $24,319
            including interest at 10% and matures
            on May 15, 2004. The note is secured
            by 947,000 shares of A.S.I. stock held
            in escrow.                                                133,813

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 7      NOTES PAYABLE, OTHER (CONTINUED)

            Various unsecured demand notes
            due to an individual with interest accruing at 7%.          289,350
                                                                    -----------

                Total                                                   796,538

                Less current position                                   749,686
                                                                    -----------

                Long-term portion                                   $    46,852
                                                                    ===========

NOTE 8      CAPITAL LEASE PAYABLE

            On March 27, 2000, the Company leased a Norstar Modular ICS Key System (net book amount of $41,271 at December 31, 2002). The lease requires sixty monthly payments of $1,626 including interest at 14%. The lease matures on September 1, 2005.

            Future minimum lease payments under the lease at December 31, 2002 are as follows:

                    December 31, 2003                               $    19,507
                    December 31, 2004                                    19,507
                    December 31, 2005                                    18,941
                                                                    -----------
                                                                         57,955
                Less amount representing interest                         9,304
                                                                    -----------

                Present value of future minimum
                  lease payments                                         48,651
                Less current portion                                     14,206
                                                                    -----------

                Long-term portion                                   $    34,445
                                                                    ===========

NOTE 9      ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

            The initial inventory purchase from LAM is payable as follows:

                March 20, 2003                                      $   163,009
                June 30, 2003                                           163,009
                Balance in twelve monthly payments of ($108,673)      1,304,074
                                                                    -----------

                      Total                                         $ 1,630,092
                                                                    ===========

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 10     AMOUNTS DUE TO RELATED PARTIES

            The due to related parties at December 31, 2002 consists of the following:

                Accrued expenses                                    $     25,951
                Accrued interest                                          22,873
                Accrued officer's salaries                               271,280
                                                                    ------------

                       Total Amount Due To Related Parties          $    320,104
                                                                    ============

NOTE 11     INCOME TAXES

            Provision (Benefit)

            The provision for income taxes for the year ended December 31, 2002 and 2001 represents primarily Texas franchise taxes and consists of the following:

                                                    2002                2001
                                               -------------       -------------

                       Current                 $      11,500       $       8,860
                       Deferred                            0                   0

            Deferred Tax Components

            Significant components of the Company's deferred tax assets are as follows at December 31, 2002:

                Net operating loss carryforwards                    $    407,080
                Allowance for doubtful accounts                            1,980
                Accrued expenses                                          85,870
                                                                    ------------
                                                                         494,930
                Less valuation allowance                                 494,930
                                                                    ------------
                Net deferred tax assets                             $          0
                                                                    ============

                Summary of valuation allowance

                    Balance, January 1, 2002                        $    145,540
                    Addition for the year ended
                      December 31, 2002                                  349,390
                                                                    ------------
                    Balance, December 31, 2002                      $    494,930
                                                                    ============

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

NOTE 12     NET OPERATING LOSSES

            The Company has the following net operating loss carryforwards:

                                                                                        Aspect
                                                                     DND               Semiquip
                                                                Technologies,    International, Inc.
               Year of Loss          Expiration Date                 Inc.         and Semiquip, Inc.          Total
            -----------------       -----------------          ---------------   --------------------    --------------
            December 31, 1997       December 31, 2017          $        82,403    $                 0    $       82,403
            December 31, 1998       December 31, 2018                   17,297                      0            17,297
            December 31, 2000       December 31, 2020                  117,915                      0           117,915
            December 31, 2001       December 31, 2021                  142,448                134,299           276,747
            December 31, 2002       December 31, 2022                1,486,968                      0         1,486,968
                                                               ---------------    -------------------    --------------

                                                               $     1,847,031    $           134,299    $    1,981,330
                                                               ===============    ===================    ==============

            $360,063 of DND Technology Inc.'s loss can only be used to offset income derived by that company.

NOTE 13     PRODUCT WARRANTY PROVISION

            The Company maintains a provision for warranty costs for all system sales. A summary of the warranty liability is as follows:

                  Balance, January 1, 2002                    $     60,000
                  Addition to warranty liability
                    for the year ended December 31, 2002            58,924
                  Payment of warranty costs for the
                    the year ended December 31, 2002               (71,795)
                                                              ------------
                  Balance, December 31, 2002                  $     47,129
                                                              ============

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

NOTE 16     EMPLOYEE BENEFIT PLAN

            Effective January 1, 1997, the Company adopted the Aspect Systems Retirement Savings Plan (the "Plan"), a defined contribution pension plan covering substantially all employees that have met certain eligibility and participation requirements as defined in the Plan document. The Plan was amended in 2000 to allow discretionary employer contributions. During the year ended December 31, 2002 and 2001, Company contributions totaled $-0- and $5,451, respectively.

NOTE 17     MANAGEMENT PLANS

            Management's plans to eliminate the going concern situation include, but are not limited to, payment of debt by issuing common stock, negotiate a long-term payment plan for the Merrill Lynch line of credit and create additional sales and profits from the sale of its new Lam product line.

NOTE 18     FOURTH QUARTER RESULTS

            The following table indicates the nine-month periods ended September 30, 2002 and 2001 "As Originally Reported", "As Restated" and the fourth quarter ended December 31, 2002 and 2001 "As Restated":

----------------------------------------------------------------------------------------------------
                             Nine Months Ended         Nine Months Ended              Quarter Ended
                             September 30, 2002        September 30, 2002          December 31, 2002
       2002              (as originally reported)         (as restated)               (as restated)
       ----              ------------------------         -------------               -------------
----------------------------------------------------------------------------------------------------
Revenues                        $ 4,391,350               $ 4,121,916                 $ 1,250,017
----------------------------------------------------------------------------------------------------
Cost of Revenues                  1,862,422                  2,754709                   1,519,770
----------------------------------------------------------------------------------------------------
Gross Margin                      2,528,928                 1,367,207                    (269,753)
----------------------------------------------------------------------------------------------------
Other Expenses                    2,924,383                 1,762,662                    (783,769)
----------------------------------------------------------------------------------------------------
Net Loss                        $  (395,455)              $  (395,455)                $(1,065,022)
----------------------------------------------------------------------------------------------------

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

----------------------------------------------------------------------------------------------------
                             Nine Months Ended        Nine Months Ended            Quarter Ended
                            September 30, 2001        September 30, 2001          December 31, 2001
        2001             (as originally reported)       (as restated)               (as restated)
        ----             ------------------------       -------------               -------------
----------------------------------------------------------------------------------------------------
Revenues                       $ 7,205,437                $ 7,205,437              $   897,346
----------------------------------------------------------------------------------------------------
Cost of Revenues                 3,734,487                  5,618,126                  519,132
----------------------------------------------------------------------------------------------------
Gross Margin                     3,470,950                  1,587,311                  378,132
----------------------------------------------------------------------------------------------------
Other Expenses                   4,606,287                  2,722,648                  691,415
----------------------------------------------------------------------------------------------------
Net Loss                       $(1,135,337)               $(1,135,337)             $  (313,201)
----------------------------------------------------------------------------------------------------

2002: The nine months ended 2002 originally classified only direct material costs in Cost of Goods Sold. The amounts have been reclassified to reflect labor and overhead associated with costs of goods sold. The quarter ended December 31, 2002 reflects approximately $400,000 in slow moving and obsolescence reserves recorded in this quarter. During the first nine months of 2002, sales had steadily increased and management believed during this period that such sales would continue to increase. Beginning in the fourth quarter, sales began to drop off significantly and the mix began changing away from higher margin systems to lower margin parts. At the end of the fourth quarter, management reevaluated its forecasted revenues and concluded that sales of its systems and parts would not meet previous forecasts, accordingly, inventories were analyzed as to future salability and an appropriate reserve was deemed necessary.

2001: The nine months ended 2001 originally classified only direct material costs in Cost of Goods Sold. The amounts have been reclassified to reflect labor and overhead associated with costs of goods sold. Sales in the fourth quarter had decreased significantly, primarily in the lower margin parts sales. Management had evaluated its forecasts and had concluded that the decrease was temporary, primarily due to September 11, 2001.

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY KNOWN AS ZURICKIRCH CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 19     SUBSEQUENT EVENTS

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