Form 10QSB/A
period 2003-03-31
DND TECHNOLOGIES INC
filed 2004-01-27
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

--------------------------------------------------------------------------------
 Number of shares outstanding of each of the issuer's classes of common equity:

              Class                           Outstanding as of May 14, 2003
              -----                           ------------------------------
  Common stock, $0.001 par value                         23,000,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION.................................................1

   Item 2. Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations................................16

   Item 3. Controls And Procedures............................................20

PART II - OTHER INFORMATION...................................................22

   Item 6. Exhibits And Reports On Form 8-K...................................22

SIGNATURES....................................................................23

                                EXPLANATORY NOTE

      This amendment on Form 10-QSB/A amends Item 2 of Part I of the Quarterly Report of DND Technologies, Inc. (the "Company") on Form 10-QSB previously filed for the quarter ended March 31, 2003. The purpose of this amendment is to provide additional disclosures in Item 2 of Part I.

      This amendment to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003 amends and restates only those items of the previously filed Form 10-QSB listed above. No other information contained in the Company's Form 10-QSB for the quarter ended March 31, 2003 has been updated or amended.

PART I - FINANCIAL INFORMATION

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $    437,352
   Accounts receivable, net of
      allowance for doubtful accounts                  558,622
   Other receivables                                    12,171
   Inventories                                       2,846,589
   Prepaid expenses, other                              56,832
                                                  ------------

        TOTAL CURRENT ASSETS                                       $   3,911,566

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                            509,955

OTHER ASSETS
   License agreement                                 4,101,150
   Rent security deposits                                7,762
                                                  ------------

       TOTAL OTHER ASSETS                                              4,108,912
                                                                   -------------

       TOTAL ASSETS                                                $   8,530,433
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable
     Line of credit (including interest)          $  1,000,245
     Related parties                                   130,000
     Other current portion                             628,513
   Capital lease payable, current portion               17,150
   Accounts payable                                    892,735
   Accounts payable, Lam Research
      Corporation, current                           1,304,074
   Accrued expenses and taxes                          374,385
   Royalty payable, current portion                    430,102
   Amounts due to related parties                      299,959
   Deferred income                                     191,250
                                                  ------------

       TOTAL CURRENT LIABILITIES                                   $  5,268,413

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
   Notes payable, other                                134,589
   Capital lease payable                                25,762
   Accounts payable, Lam Research Corporation          326,018
   Royalty payable                                   3,796,537
                                                  ------------

       TOTAL LONG-TERM LIABILITIES                                    4,282,906

STOCKHOLDERS' (DEFICIT)
   Preferred stock                                           0
   Common stock, par value $.001 per share
     Authorized - 50,000,000 shares
     Issued and outstanding - 23,000,000 shares         23,000
   Paid-in capital                                   1,957,161
   Accumulated deficit                              (3,001,047)
                                                  ------------

       TOTAL STOCKHOLDERS' (DEFICIT)                                 (1,020,886)
                                                                   ------------

       TOTAL LIABILITIES AND
            STOCKHOLDERS' (DEFICIT)                                $  8,530,433
                                                                   ============

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
                                                                =========       =========

                             See Accompanying Notes

                     DND TECHNOLOGIES, INC. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                         2003            2002
                                                      ----------      ----------

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:

       Cash paid for interest                         $  117,486      $   12,235
                                                      ==========      ==========

       Cash paid for taxes                            $        0      $        0
                                                      ==========      ==========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:

      Common stock issued for
          accounts payable                            $  160,000      $        0
                                                      ==========      ==========

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

NOTE 2      INVENTORIES

            The inventories are comprised of the following:

                  Parts and materials                $   3,255,254
                  Work-in-process                          236,257
                  Allowance for obsolescence              (644,922)
                                                     -------------
                                                     $   2,846,589
                                                     =============

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

4.    Allowance for Doubtful Accounts

      The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. . Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

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

                              Results of Operations

      Through its wholly owned subsidiary, Aspect Semiquip International, Inc. ("ASI"), DND Technologies, Inc. ("DND" or the "Company") provides proprietary capital equipment to the manufacturers of computer chips and is a manufacturer and supplier of wholesale parts and contract services to the semiconductor industry. ASI is a supplier of re-manufactured single chamber dry etch equipment, re-manufactured process chillers, etch-system consumables, spares and sub-assemblies for Lam Research Corporation's AutoEtch, Rainbow and TCP etch tools, as well as ASI's own line of single-chamber etch equipment.

Selected Financial Information.

                                                   Three Month Period Ended
                                                   ------------------------

                                                  3/31/2003         3/31/2002
                                                  ---------         ---------
                                                 (Unaudited)       (Unaudited)

Statement of Operations Data

         Total revenue                           $ 1,696,970       $ 1,187,892

         Operating income (loss)                 $   (24,664)      $  (445,069)

         Net income (loss)                       $  (111,764)      $  (345,953)

         Net earnings (loss) per share           $     (0.01)      $     (0.09)

                                                  3/31/2003         3/31/2002
                                                  ---------         ---------
Balance Sheet Data

         Total assets                            $ 8,530,433       $ 3,545,464

         Total liabilities                       $ 9,551,319       $ 3,504,239

         Stockholders' equity (deficit)          ($1,020,866)      $    41,225

Results of Operations.

Three month period ended March 31, 2003, compared to three month period ended March 31, 2002.

      Revenues. Revenues significantly increased approximately 43% to $1,696,970 for the three month period ended March 31, 2003 from $1,187,892 for the three month period ended March 31, 2002. This increase was the result of sales of the product line of inventories purchased from Lam Research Corp ("Lam") through distribution channels developed through our agreement with them

      Cost of Sales. The cost of sales increased to $1,039,504 (61% of revenues) in the three month period ended March 31, 2003 from $841,400 (71% of revenues) for the three month period ended March 31, 2002. This decrease of 10% in the cost of sales is primarily the result of our sales mix of higher margin sales of the Lam product line in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses slightly increased approximately 6% to $678,866 (40% of revenues) in the three months ended March 31, 2003 from $642,185 (54% of revenues) for the three months ended March 31, 2002. The slight increase in dollars was due to an outside consultant hired in late 2002 to assist in the integration of the Company's software for accounting and inventories.

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

      Approximately 45% of our inventory is supplied by Lam. If we were to lose our contract with Lam, our revenues would decrease, adversely impacting our liquidity.

      Although our revenues have increased during the first quarter of FY2003, our cash flow remains tight and we are still incurring operating losses. To date, we have financed our operations with cash from our operating activities, a bank line of credit and a bridge loan for $200,000.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on certain assets that amounted to approximately $5,000,000 at March 31, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are trying to renegotiate the note and establish a repayment plan for the loan. The loan balance, including accrued interest, at March 31, 2003 was $1,000,245. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected. The Company is continuing its negotiations with Merrill Lynch as of the date of this filing.

      For the three months ended March 31, 2003, two customers, Intel and International Rectifier Corp., accounted for at least 10% of our revenues. We have no relationship with either customer beyond the normal relationship between a customer and its supplier. If we lost both of these major customers, our revenues would be reduced by approximately $500,000 per year if we were unable to find customers to replace these orders.

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

                               Capital Resources

Working capital is summarized and compared as follows:

                                    March 31, 2003   March 31, 2002
                                    --------------   --------------

      Current assets                 $ 3,911,566       $ 2,832,241
      Current liabilities            $ 5,268,413       $ 3,504,239
                                     -----------       -----------

      Working capital (deficit)      $(1,356,847)      $  (671,998)
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

      o We depend on Douglas Dixon, our CEO, and his relationships within the semiconductor industry. His loss would seriously disrupt our operations.

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

                  On February 4, 2003, the Company filed a Current Report on Form 8-K announcing the Company's entry into a nonbinding Letter of Intent with ESL Elektronik GmbH, Weissenfeld Germany on January 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2004

                                    DND TECHNOLOGIES, INC., a Nevada corporation


                                    By: /s/ Douglas N. Dixon
                                       -----------------------------------------
                                    Douglas N. Dixon, CEO and Director