Form 10QSB/A
period 2003-06-30
DND TECHNOLOGIES INC
filed 2004-01-27
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                     Nevada                                     84-1405298
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

           375 E. Elliot Rd., Bldg. 6                               85225
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

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION .............................................   1

   Item 2. Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations .......................................  17

   Item 3. Controls And Procedures .........................................  22

PART II - OTHER INFORMATION ................................................  23

   Item 1. Legal Proceedings ...............................................  23

   Item 6. Exhibits And Reports On Form 8-K ................................  23

SIGNATURES .................................................................  24

                                EXPLANATORY NOTE

      This amendment on Form 10-QSB/A amends Item 2 of Part I, and Item 1 of
Part II of the Quarterly Report of DND Technologies, Inc. (the "Company") on Form 10-QSB previously filed for the quarter ended June 30, 2003. This amendment discloses a lawsuit against the Company and provides additional disclosures in
Item 2 of Part I.

      This amendment to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003 amends and restates only those items of the previously filed Form 10-QSB listed above. No other information contained in the Company's Form 10-QSB for the quarter ended June 30, 2003 has been updated or amended.

PART I - FINANCIAL INFORMATION

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $  224,429
   Accounts receivable, net of
      allowance for doubtful accounts                    1,092,398
   Other receivables                                        26,761
   Inventories                                           3,876,679
   Prepaid expenses, other                                  76,339
                                                        ----------

        TOTAL CURRENT ASSETS                                          $5,296,606

PROPERTY AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION                                            467,523

OTHER ASSETS
   License agreement                                     3,970,262
   Rent security deposits                                   17,949
                                                        ----------

        TOTAL OTHER ASSETS                                             3,988,211
                                                                      ----------

        TOTAL ASSETS                                                  $9,752,340
                                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Notes payable
     Line of credit and note due to Merrill Lynch
       (including interest)                           $ 1,145,007
     Related parties                                      120,000
     Other current portion                                482,398
   Capital lease payable, current portion                  24,743
   Accounts payable                                     1,830,830
   Accounts payable, Lam Research
      Corporation                                       1,467,083
   Accrued expenses and taxes                             432,680
   Royalty payable, current portion                       436,585
   Amounts due to related parties                         299,213
   Deferred income                                        650,675
                                                      -----------

       TOTAL CURRENT LIABILITIES                                     $6,889,214

LONG-TERM LIABILITIES, NET OF
   CURRENT PORTION
   Notes payable, other                                    98,371
   Capital lease payable                                   22,257
   Royalty payable                                      3,684,929
                                                      -----------

       TOTAL LONG-TERM LIABILITIES                                    3,805,557

STOCKHOLDERS' (DEFICIT)
   Preferred stock                                              0
   Common stock, par value $.001 per share
     Authorized - 50,000,000 shares
     Issued and outstanding - 23,000,000 shares            23,000
   Paid-in capital                                      1,957,161
   Accumulated deficit                                 (2,922,592)
                                                      -----------

       TOTAL STOCKHOLDERS' (DEFICIT)                                   (942,431)
                                                                     ----------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIT)                                    $9,752,340
                                                                     ==========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                       Three Months Ended                Six Months Ended
                                             June 30,                        June 30,
                                   ---------------------------     ---------------------------
                                       2003            2002            2003            2002
                                   -----------     -----------     -----------     -----------
REVENUE
     Chiller                       $    67,427     $   122,577     $   204,832     $   279,950
     Auto Etch Systems                 202,926         200,000         293,022         542,500
     Parts and consumables           1,891,999         950,119       2,989,908       1,607,712
     Field service and training         35,286          78,515          78,577         108,941
     Other                             381,394               0         709,663               0
                                   -----------     -----------     -----------     -----------

              TOTAL REVENUE          2,579,032       1,351,211       4,276,002       2,539,103

COST OF REVENUE                      1,663,891         580,922       2,703,395       1,422,322
                                   -----------     -----------     -----------     -----------

            GROSS PROFIT               915,141         770,289       1,572,607       1,116,781
                                   -----------     -----------     -----------     -----------

OPERATING EXPENSES
     Research and development            1,023          14,292           4,287          42,689
     Sales and marketing               258,640         103,407         495,302         318,172
     General and administrative        461,702         436,619         903,906         864,039
                                   -----------     -----------     -----------     -----------

            TOTAL OPERATING
               EXPENSES                721,365         554,318       1,403,495       1,224,900
                                   -----------     -----------     -----------     -----------

INCOME (LOSS) FROM
    OPERATIONS                         193,776         215,971         169,112        (108,119)
                                   -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
     Interest expense                 (112,166)        (18,487)       (202,421)        (41,599)
     Other income (expense)               (223)          1,395               0           2,644
                                   -----------     -----------     -----------     -----------

            TOTAL OTHER
               INCOME (EXPENSE)       (112,389)        (17,092)       (202,421)        (38,955)
                                   -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE
    INCOME TAXES                        81,387         198,879         (33,309)       (147,074)

INCOME TAXES                            (2,932)              0               0               0
                                   -----------     -----------     -----------     -----------

NET INCOME (LOSS)                  $    78,455     $   198,879     $   (33,309)    $  (147,074)
                                   ===========     ===========     ===========     ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                               Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                            ------------------------   ------------------------
                                2003         2002          2003         2002
                            -----------   ----------   -----------   ----------

NET INCOME (LOSS)
     PER COMMON SHARE

     Basic and diluted      $       .00   $      .08   $      (.00)  $     (.06)
                            ===========   ==========   ===========   ==========

WEIGHTED AVERAGE
     NUMBER OF COMMON
     SHARES OUTSTANDING

     Basic and diluted       22,833,333    2,500,000    22,833,333    2,500,000
                            ===========   ==========   ===========   ==========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                              Preferred Stock               Common Stock
                              ---------------               ------------             Paid-In        Accumulated
                             Shares      Amount        Shares         Amount         Capital          Deficit             Total
                             ------      ------        ------         ------         -------          -------             -----
Balance, January 1, 2003          0      $   0       22,000,000      $ 22,000      $ 1,798,161      $(2,889,283)      $(1,069,122)

Common stock issued
  for accounts payable            0          0        1,000,000         1,000          159,000                0           160,000

Net (loss) for the six
  months ended June 30,
  2003                            0          0                0             0                0          (33,309)          (33,309)
                              -----      -----      -----------      --------      -----------      -----------       -----------

Balance, June 30, 2003            0      $   0       23,000,000      $ 23,000      $ 1,957,161      $(2,922,592)      $  (942,431)
                              =====      =====      ===========      ========      ===========      ===========       ===========

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
                                                                ===========       ===========

                             See Accompanying Notes

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        2003              2002
                                                      --------          --------

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:

      Cash paid for interest                          $215,564          $ 12,235
                                                      ========          ========

      Cash paid for taxes                             $      0          $      0
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

Selected Financial Information.

                                              Three Month Period Ended
                                              ------------------------

                                            6/30/2003          6/30/2002
                                            ---------          ---------
                                           (Unaudited)        (Unaudited)

Statement of Operations Data

      Total revenue                         $2,579,032        $1,351,211

      Operating income                        $193,776          $215,971

      Net income (loss) per share                $0.00             $0.08

                                               Six Month Period Ended
                                               ----------------------

                                            6/30/2003          6/30/2002
                                            ---------          ---------
                                           (Unaudited)        (Unaudited)

Statement of Operations Data

      Total revenue                         $4,276,002        $2,539,103

      Operating income (loss)                 $169,112         ($108,119)

      Net income (loss) per share                $0.00            $(0.06)

Balance Sheet Data

      Total assets                          $9,752,340        $3,525,982

      Total liabilities                    $10,694,771        $3,285,878

      Stockholders' equity (deficit)         ($942,431)         $240,104

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 33% to $720,342 (28% of revenues) in the three months ended June 30, 2003 from $540,026 (40% of revenues) for the three months ended June 30, 2002. The increase in dollars was primarily due to amortization of our license agreement, an outside consultant hired in late 2002 to assist in the integration of the Company's software for accounting and inventories, and professional fees associated with our required public filings.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 18% to $1,399,208 (33% of revenues) in the six months ended June 30, 2003 from $1,182,211 (47% of revenues) for the six months ended June 30, 2002. The increase in dollars was primarily due to amortization of our license agreement, an outside consultant hired in late 2002 to assist in the integration of the Company's software for accounting and inventories, and professional fees associated with our required public filings.

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

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on certain assets that amounted to approximately $5,000,000 at June 30, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that we are not in compliance with. As of the date of this report, we have not received waivers on the covenants and are trying to renegotiate the note and establish a repayment plan for the loan. The balance on the line of credit and a term loan, including accrued interest, at June 30, 2003 was $1,145,007. Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, our available funds and ability to continue our operations will be adversely affected. The Company, on April 7, 2003, as part of its answer, filed a counterclaim against Merrill Lynch, alleging breach of the covenant of good faith and fair dealing in connection with the loan agreements, interference with contract, and interference with business relations, and is continuing its negotiations with Merrill Lynch as of the date of this filing.

      For the six months ended June 30, 2003, two customers, Intel and International Rectifier Corp., accounted for at least 10% of our revenues. We have no relationship with either customer beyond the normal relationship between a customer and its supplier. If we lost both of these major customers, our revenues would be reduced by approximately $500,000 per year if we were unable to find customers to replace these orders.

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

                                Capital Resources

Working capital is summarized and compared as follows:

                                            June 30, 2003        June 30, 2002
                                            -------------        -------------

   Current assets                             $5,296,606           $2,866,404
   Current liabilities                        $6,889,214           $2,778,751
                                             -----------           ----------

   Working capital (deficit)                 $(1,592,608)             $87,653
                                             ===========           ==========

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

      o We depend on Douglas Dixon, our CEO, and Dennis Key, President of Aspect SemiQuip, and their relationships within the semiconductor industry. Their loss would seriously disrupt our operations.

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

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of the Registrant, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest the Registrant of its wholly owned subsidiary, Semiquip, Inc. The action has since been removed to federal district court. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations.

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

Dated: January 26, 2004

                                        DND TECHNOLOGIES, INC., a Nevada
                                        corporation


                                        By: /s/ Douglas N. Dixon
                                        --------------------------------------
                                        Douglas N. Dixon, CEO and Director