Form 10KSB
period 2003-12-31
DND TECHNOLOGIES INC
filed 2004-04-14
CIK 1118344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

      |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's total revenues for the fiscal year ended December 31, 2003 were $8,736,526.

      As of April 12, 2004, there were 23,000,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of April 12, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $750,000.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I...........................................................................................................1

Item 1.     Business..............................................................................................1
Item 2.     Properties............................................................................................8
Item 3.     Legal Proceedings.....................................................................................8
Item 4.     Submission of Matters to a Vote of Security Holders...................................................8

PART II...........................................................................................................9

Item 5.     Market for Common Equity and Related Stockholder Matters..............................................9
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations................10
Item 7.     Financial Statements.................................................................................23
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................23
Item 8A.    Controls and Procedures..............................................................................23

PART III.........................................................................................................23

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act..................23
Item 10.    Executive Compensation...............................................................................26
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......29
Item 12.    Certain Relationships and Related Transactions.......................................................29
Item 13.    Exhibits, Financial Statements and Reports on Form 8-K...............................................30
Item 14.    Principal Accountant Fees And Services...............................................................30

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.....................................................................F-1

Report of Independent Auditors..................................................................................F-1

PART I

ITEM 1. BUSINESS

      Unless the context otherwise requires, "DND", "Company", "we", "us" and "our" refer to DND Technologies, Inc., and its subsidiary, Aspect Systems, Inc., combined.

Overview

      DND Technologies, Inc., a Nevada corporation ("DND"), began operations under the name "DND Technologies, Inc." on August 2, 2002, following the merger of a wholly-owned subsidiary of Zurickirch Corp., a Nevada corporation ("Zurickirch"), with Aspect Systems, Inc., an Arizona corporation then named Aspect Semiquip International, Inc. ("ASI"). Zurickirch was incorporated in Nevada on May 9, 1997 as Weston Caribbean Corp. On March 9, 2000, its name was changed to Zurickirch Acquisitions, Inc. and on April 17, 2000, its name was changed to Zurickirch Corp. The merger was effected through an Agreement & Plan of Reorganization, under the terms of which DND exchanged 18,000,000 shares of its common stock for all of the issued and outstanding shares of ASI. Immediately after the merger, Douglas Dixon, CEO of DND, as the sole shareholder of ASI, owned 18,000,000 shares of DND, with 4,000,000 DND shares held by others. Following the merger, ASI became a wholly-owned subsidiary of DND. DND, through ASI, provides capital equipment to the semiconductor industry for use in the manufacture of microchip technology, and is a manufacturer and supplier of parts and contract services to the semiconductor industry. In March of 2001, ASI acquired Semiquip, Inc. Semiquip, based in Texas, is a supplier of reconditioned assemblies and a provider of service programs specific to major original equipment manufacturer semiconductor fabrication equipment, used to manufacture computer chips and other semiconductor devices.

      Incorporated in 1990, ASI is a global provider of specialized equipment, parts and support services to the semiconductor industry. Through licensing agreements negotiated with Lam Research Corporation ("Lam") and Axcelis Technologies, Inc. ("Axcelis"), ASI has become the original equipment manufacturer ("OEM") provider of AutoEtch and Drytek plasma etch product lines, formerly manufactured by Lam, and plasma products offered on the Matrix One and Ten system platforms which were formerly manufactured by Matrix Integrated Systems, and later acquired by Axcelis. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of Lam Rainbow and TCP plasma etch system and Matrix system products.

      ASI has a website under construction, located at http://www.aspectsemiquip.com, and another website, which is designed to briefly describe our products and services during the construction of our main website, located at http://www.semiconductor-technology.com/contractors/wafer/aspect.

Semiconductor Industry Background

      Semiconductor chips, also known as integrated circuits, are used in personal computers, telecommunication equipment, digital consumer electronics, wireless communication products and other applications. Types of semiconductor chips include memory chips (which store and retrieve information), microprocessors (general purpose logic devices programmable to take instructions from software) and "system on chip" devices (which have both logic and memory features). Most semiconductor chips are built on a wafer of silicon up to twelve inches in diameter. Each semiconductor chip is made up of millions of tiny transistors or "switches" to control the functions of the device. The transistors are created by forming electrically active regions beneath the silicon surface to inhibit or prohibit electrical current flow. Later, metal interconnections are formed on top of the silicon that connects the transistor components together.

      Semiconductor chip manufacturers utilize many different types of process tools in the making of integrated circuits. There are over 300 process steps utilizing over 50 different types of process tools required in the making of a single device like a microprocessor. Semiconductor chip manufacturers seek efficiency improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. During the period from early 1999 through 2000, semiconductor manufacturers met the increased demand for chips mostly by building new fabrication facilities, and by making additional equipment purchases to expand existing fabrication facilities. The significant number of new and expanded fabrication facilities coupled with the severe downturn in demand for electronic devices from 2001 through most of 2003, have had a severe adverse impact on the semiconductor industry and on suppliers to the semiconductor industry.

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

      Several technological trends characterize semiconductor manufacturing. Perhaps the most prominent of these trends is increasing density. Moore's Law, first postulated in the mid-1960s and still accurate 40 years later, states that the density of circuitry on an individual semiconductor chip doubles approximately every 18 months. Today's advanced devices are being manufactured with line widths as small as 0.13 micron and with up to eight layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a chip and thereby provide higher performance and value. The next generation of chips will likely see line widths as small as 90 nanometer (0.09 micron) and below, requiring even more sophisticated interconnect wiring to keep pace.

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

      Periodically, and historically every seven or eight years, the semiconductor industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. The majority of wafer fabrication facilities today are using wafers with a diameter of 200 mm (8 inches). New manufacturing equipment is required to handle 300 mm (12 inches) wafers if a facility wants to make the transition to these larger wafers. We currently supply equipment for the 100mm to 200mm markets but management intends to offer equipment for processing 300mm wafers when feasible.

      The customer base for semiconductor manufacturing equipment is also changing. Given the magnitude of the investment needed to build a new wafer fabrication facility (often referred to as a "fab"), which today exceeds $1 billion and can be as high as $3 billion for a new 300 mm fab, and the very large volume of product each fab can produce, contract semiconductor manufacturers, or foundries, have emerged. Foundries provide out-sourced manufacturing of chips for chip designers and device manufacturers who may use foundries for all or part of their chip manufacturing requirements. Foundries, which are predominantly located in Taiwan and Singapore, have become significant purchasers of semiconductor manufacturing equipment. New foundries are being built in China to compete with Taiwan and Singapore as more chip production is being outsourced. China is predicted to be one of the fastest growing regions for semiconductor manufacturing. The high cost of building a new fab has prompted some companies to seek refurbished equipment, which we provide, rather than purchasing new equipment.

Chip Industry

      Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components is increased to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. This etch process defines linewidths and other microscopic features on integrated circuits, with plasma etching utilizing ions and neutral species that react with exposed portions of the wafer surface to remove dielectric, metal or polysilicon material and produce the finely delineated features and patterns of an integrated circuit. These etch processes are repeated numerous times during the wafer fabrication cycle and are required to manufacture every type of semiconductor device produced today. We sell and service a variety of plasma products that are used to accomplish the goals of these processes.

      Residue is then removed through a process called "dry strip" or "ashing." We sell and service certain machines that perform the dry strip process. To form the metal wiring, openings and patterns etched in the dielectric layer are subsequently filled with conducting material using physical vapor deposition
(PVD) and/or electroplating technologies. A chemical mechanical polishing (CMP) step then polishes the wafer to maintain a flat surface for future processing. Additional deposition, etch and CMP steps are then performed to build up the layers of wiring needed to complete the interconnection of the circuit elements to form the chip. Advanced chip designs require about 500 steps involving these and other processes to complete the manufacturing of the wafer.

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

      In 2002, ASI began manufacturing a proprietary product known as the "Nitrogen Clean System" ("NCS"), which provides superior cleaning of wafer fabrication equipment as compared to existing high efficiency particulate arresting ("HEPA") filtration devices. One of our customers, Texas Instruments, field-tested our NCS against competing models and elected to purchase our NCS. The superior cleaning ability of the NCS reduces contamination of wafers and increases the yield obtained from each wafer. This equipment provides in situ continuous cleaning of the reaction chamber that reduces particulates thereby greatly extending the uptime between required equipment cleaning cycles. The NCS is adaptable to work with etch or chemical vapor deposition equipment producing any wafer size. We sold and installed our first NCS in 2002, and, as of April 12, 2004, we had approximately twenty installed units, all sold to Texas Instruments. We believe that the NCS provides further diversification of our business, providing a proprietary product to the semiconductor market.

Our Market Niche and Growth Strategy

      ASI provides new and used equipment, parts and engineering services to the semiconductor industry. The semiconductor industry itself has historically been highly cyclical and capital intensive. Many semiconductor manufacturers are now choosing to meet increased production demands by upgrading, refurbishing or reconfiguring their existing equipment, or by purchasing rebuilt and reconfigured current generation products rather than buying state-of-the-art equipment, which is substantially more costly, and oftentimes unnecessary to the attainment of their immediate goals. As the cost of new equipment continues to rise, management believes demand is increasing for our products and services.

      In November, 2002, through a licensing agreement with Lam, ASI was granted OEM rights to manufacture and support the Lam AutoEtch and Drytek plasma etch products, adding this new capability to the AutoEtch refurbishing and after market support business upon which ASI had been founded.

      In December, 2003, through a similar and exclusive licensing agreement with Axcelis Technologies, Inc., ASI gained OEM rights to manufacture and support plasma products which are offered on the Matrix One and Ten system platforms. ASI is now accepting orders for both new and refurbished Matrix tools manufactured to origin manufacturer specifications.

      We intend to continue the expansion of our market share through aggressive promotion of our products and services, and by entering into contracts with other OEMs to acquire manufacturing rights to their legacy products.

Recent Product Line Acquisitions and Product Development

      Our Asset Sale and License Agreement with Lam dated November 8, 2002 (the "Lam Agreement"), granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased equipment for approximately $1.6 million under the Lam Agreement, and we are required to pay approximately $5,376,000 over 96 months as a royalty for the licensed intellectual property. We are in the process of renegotiating certain terms of the Lam Agreement, and management expects our relationship with Lam to continue for the foreseeable future.

      We entered the dry strip product market through our License Agreement with Axcelis in November 2003. This Agreement granted us an exclusive license to use certain technology to manufacture, use, sell, maintain and service Matrix System One and System Ten dry strip semiconductor manufacturing equipment. We have agreed to pay a license fee totaling $2,750,000 ($150,000 plus 18% of net revenues from sales of the licensed products per quarter until paid in full), and a royalty based on net sales of the licensed products through December 31, 2010, which will range from two to ten percent based on when the sales occur.

      As part of the chip creation process, a light sensitive, polymer-based liquid, called photoresist, is spread in a uniformly thin film on the wafer in a pattern creating a "stencil" effect. Photostabilization uses ultraviolet light to harden, or "cure," the photoresist so that it is more effective in maintaining the desired pattern during the subsequent implant processes and etch steps (in which the top layer of the surface of the wafer not covered by photoresist is removed). After these steps, the photoresist is no longer necessary and must be removed. The primary means of removing photoresist and residue is a process called "dry strip" or "ashing." Our dry strip machines, also called ashers, use microwave and rf energy to turn process gases into plasma, which then acts to "clean" the surface of the wafer by removing the photoresist and unwanted residue. Our licensed dry strip products provide a cost effective alternative to purchasing the latest generation equipment to perform this step in the chip creation process.

      Management has in the past been committed to developing a new ultra-deep trench etch product, known as the Crystal 2000 tool. The Crystal 2000 tool was being designed to allow etching of 150 mm wafers, which are used predominately in the micro electronic mechanical systems market, due to the 150 mm wafers' ability to allow growth of gallium arsenide crystals. Wafers containing gallium arsenide are used primarily in research laboratories, and currently Surface Technology Systems dominates this niche market. Management has determined that the Crystal 2000 tool does not fit with the Company's current business model, and thus we do not intend to continue its development.

Research and Development Activities

      Our R&D expenditures were $58,226 during the 2003 fiscal year, and $74,111 during the 2002 fiscal year. These expenditures were targeted at continued development of our NCS application, and enhancements to our existing products.

      The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. In the near term, our ability to maintain competitive advantage depends in part on our ability to maintain our existing relationships with companies like Lam and Axcelis. Our outsourcing contracts with companies like Lam and Axcelis allow us to obtain the benefits of newer technologies without having to invest substantial portions of our revenue into R&D activities.

Patents and Trademarks

      We intend to evaluate any technology we develop on a case-by-case basis and pursue legal protection for our technology through patent and trade secret protection where we believe the benefits of such protection outweigh the associated costs. Most of our technology is not currently patented and most of our equipment is not proprietary but is remanufactured equipment acquired from various vendors or equipment based on licensed technology and therefore not appropriate to patent. Our registered United States patents, which are owned by our subsidiary, Aspect Systems, Inc., jointly with Air Products and Chemicals, Inc., are: "Partial clean fluorine thermal cleaning process," Pat. No. 5,868,852 granted on February 9, 1999 with a term ending in February of 2017, and "Diluted nitrogen trifluoride thermal cleaning process", Pat. No. 5,714,011 granted on February 3, 1998 with a term ending in February of 2015. Management no longer believes these patents protect the technology underlying our NCS product.

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

Manufacturing

      Our manufacturing operation is capable of, and routinely builds new systems, or rebuilds/reconfigures complete plasma systems, for the markets that we serve. Most of the assembly and testing of our products is conducted in cleanroom environments. Prior to shipping a completed system, customer representatives may perform acceptance tests at our facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

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

Distribution Methods

      We sell new and refurbished equipment and aftermarket support, which includes spare parts sales and technical contract services. In fiscal year 2003, spare parts and technical services accounted for approximately 70% of our total sales. Our revenues in 2003 were derived from sales in both the US and overseas, with overseas sales accounting for approximately 26% of total revenues. In the U.S., we market and sell our products and services directly over the phone, by mail and fax, through in-person sales calls on potential customers, and at trade shows. The number of potential customers is limited, as we only sell to manufacturers of computer chips, and thus we have the resources to handle marketing internally. Our overseas marketing is conducted through marketing representatives in Europe and Asia that stock spare parts, employ technicians, and call on computer chip manufacturers in their area.

      Sales of equipment are handled similarly, but are supplemented by independent sales representatives in the U.S. who visit potential customers to market out products, along with other manufacturers' non-competing product lines.

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

Suppliers and Customers

      Our major supplier in 2003 was Lam, which accounted for approximately 26% of our inventory purchases last year. Management anticipates that we will purchase significant quantities of inventory from Lam in 2004. We have no other significant suppliers, and are able to change all suppliers other than Lam easily and without material negative effects to our business. Our customers include many of the world's leading semiconductor manufacturers including Intel, Texas Instruments, ST Micro, Motorola, National Semiconductor, and On-Semi. In 2003, revenue from Texas Instruments and National Semiconductor accounted for approximately 17% and 12%, respectively, of total revenue. In 2002, revenue from Texas Instruments accounted for approximately 31% of total revenue. We do not have contracts or any other formal relationship with our customers.

      A material reduction in orders from several of our larger customers, due to market or business conditions in the semiconductor industry, could adversely affect our results of operations and projected financial conditions. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Beginning in the first half of fiscal 2001, a slowing U.S. economy and worldwide decline in demand for integrated circuits resulted in excess capacity in the semiconductor industry and a severe contraction of the manufacturing equipment market. Our customers reduced their level of capital expenditures, which caused a steep decline in demand for our products in fiscal 2001 and 2002. The industry began to increase capital expenditures in 2003 as the economy began to improve, although capital expenditures remained lower than levels in the 1990s.

Acquisition Strategy

      An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies.

Competition

      The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. The Company's ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to market new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control, and the level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer's needs and criteria, including considerations such as the customer's process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions and larger wafer sizes and adopting new materials for use in semiconductor manufacturing as funds are available for these often significant capital expenditures. When funds are restricted, often customers will choose to repair existing equipment or purchase older generation equipment rather than purchasing the latest generation equipment. Sometimes, existing technology can be adapted to the new requirements; however, these requirements sometimes create the need for an entirely new technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and start-ups, and can quickly diminish the value of existing technologies.

      Substantial competition exists for each of the Company's products. Competitors range from small companies that compete with a single product to companies with a large and diverse line of semiconductor processing products. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that the Company is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements on a cost effective basis and provide services in a timely manner.

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

Employees

      DND currently has two employees, our CEO and our CFO. ASI had approximately 40 full-time employees as of April 1, 2004.

ITEM 2. PROPERTIES

      DND, through its subsidiary ASI, currently leases its principal Arizona facility, located at 375 East Elliot Road, Chandler, Arizona 85225. This facility consists of 23,264 square feet of office and warehouse space on a lease from Teachers Insurance and Annuity Corporation, a New York corporation, that runs through November 30, 2007. ASI also leases a smaller facility in Richardson, Texas located at 650 International Parkway, Suite 180. The facility consists of 19,855 square feet on a lease from TMT Richardson Business Center, Inc., a Delaware corporation, that runs through November 30, 2008. Rental payments for both facilities for the year ended December 31, 2003 were approximately $385,000. The Company is not affiliated with any of its lessors. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      DND and its subsidiary, ASI, are currently involved in two legal proceedings, which were described in two Form 8-Ks filed on January 14, 2003 and June 3, 2003. The first suit, Merrill Lynch Business Financial Services, Inc. v. Aspect Semiquip International, Inc. et al., is currently pending in the United States District Court for the District of Arizona. At issue in the suit is DND's default on its $1 million line of credit with Merrill Lynch, and Merrill Lynch is requesting as relief the amounts due under the line of credit and a related term loan plus interest, costs and attorney's fees. The complaint was filed on December 18, 2002, and Merrill Lynch agreed to extend the time for answering until April of 2003. DND and the other defendants filed their answers on April 7, 2003. No trial date has been set. DND is current on its required interest payments under the line of credit. DND is engaged in negotiations with Merrill Lynch to settle the lawsuit and establish new repayment terms, although management can provide no assurance that any agreement will be reached.

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of DND, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest DND of its wholly owned subsidiary, Semiquip, Inc. The action was removed to federal district court but has since been removed back to the Dallas County, Texas court in which the action was filed. No trial date has been set. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations as the Company's Texas operations account for approximately 33% of the Company's total operations. Management believes it is likely that the dispute with Mr. Magoon will be settled during 2004 with no significant impact on our operations, but can provide no assurance that this will occur.

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

                  Period                   Average Low            Average High
                  ------                   -----------            ------------
            Fourth Quarter 2003               $0.05                  $0.08
            Third Quarter 2003                $0.05                  $0.11
            Second Quarter 2003               $0.02                  $0.08
            First Quarter 2003                $0.05                  $0.51
            Fourth Quarter 2002               $0.02                  $0.51
            Third Quarter 2002                $0.07                  $1.45
            Second Quarter 2002               $0.90                  $2.05
            First Quarter 2002                 n/a                    n/a

      Such market quotations reflect the high and low bid prices as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. There is an absence of an established trading marking for the Company's common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed above.

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on April 12, 2004 was approximately 50.

Dividend Policy

      To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Disclosure of Equity Compensation Plans

      The Company maintains the 2003 Stock Option Plan (the "Option Plan"), pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to employees, officers, directors, consultants and advisors of the Company. As of December 31, 2003, options to purchase 4,999,226 shares had been granted under the Option Plan, and 225,000 of these granted options were cancelled and expired during 2003.

                                      Number of securities          Weighted-average
                                        to be issued upon          exercise price of          Number of securities
         Plan Category                     exercise of            outstanding options,       remaining available for
                                      outstanding options,        warrants and rights         future issuance under
                                     warrants and rights (#)              ($)               equity compensation plans
                                     ------------------------    -----------------------    --------------------------
Equity compensation plans
approved by shareholders                   4,999,226                       $0.06                          774

Equity compensation plans not
approved by shareholders                         N/A                         N/A                          N/A

Total                                      4,999,226                       $0.06                          774

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Aspect Systems, Inc, ("ASI") a wholly owned subsidiary of DND Technologies, Inc, ("DND" or the Company) is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus products manufactured on the Matrix System One and Ten platforms. Elements of support include spare parts and assemblies, and various engineering services.

      Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

      In consultation with our Board of Directors, we have identified nine accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.    Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses for the years ended December 31, 2003 and 2002, has negative working capital and a stockholders' deficit and is in default on its Merrill Lynch line of credit and License Agreement with Lam Research Corporation. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

      1. Negotiate a long-term payment plan for the Merrill Lynch line of credit.

      2. Negotiate repayment terms and assessed inventory value with Lam Research Corporation.

      3.    Obtain additional equity or debt financing from investors.

      4. Increase revenue by capturing greater market share through aggressive sales efforts in a recovering market economy.

      5. Expand the ASI product base by obtaining rights to other legacy products, thereby increasing revenue.

2.    Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Our revenues are recorded under two categories:

      Product sales - The Company recognizes revenue from product sales when the goods are shipped and title passes to its customers.

      Service income - The Company recognizes revenue from service income when services are performed and completed.

3.    Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company's subsidiary, Aspect Systems, Inc. ("ASI"), does require advance payments on certain orders of large systems.

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

      Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

5.    Inventory

      Inventory is valued at the lower of cost or market. Cost includes raw materials, freight, labor and manufacturing overhead.

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

7.    Property and Equipment

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives.

      Office furniture, fixtures and equipment             5 - 7 Years
      Leasehold improvements                               Term of Lease
      Machinery and equipment                              7 Years
      Laboratory tools                                     7 Years

8.    Product Warranty Provision

      We provide a warranty on our systems ranging from ninety days to nine months from date of acceptance, not to exceed eleven months from the ship date. In connection with this warranty, we provide a reserve based on the historical percentage of costs associated with repairs and replacement of parts on such sales.

9.    Employee Stock Options

      We account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options.

Selected Financial Information

                                                   Years Ended
                                                                            Increase
                                                                            --------
                                           12/31/2003      12/31/2002      (Decrease)      %
                                           ----------      ----------      ----------      -
Statements of Operations
        Total Revenue                      $ 8,736,526     $ 5,374,523     $ 3,362,003      63%
        Cost of Revenue:
             Costs of revenues               5,499,564       3,753,479       1,746,085      46%
             Reserve for slow moving and
                  Obsolete inventory         2,401,221         521,000       1,880,221     N/A
        Total Cost of Revenues               7,900,785       4,274,479       3,626,306      85%
             Percentage of Sales                    90%             80%
        Gross Profit                           835,741       1,100,044        (264,303)    (24%)
             Percentage of Sales                    10%             20%
        Operating Expenses:
             Research and development           58,226          74,111         (15,885)    (21%)
             Sales and marketing             1,147,977         648,799         499,178      77%
             General and administrative      1,992,588       1,654,518         338,070      20%
        Total Operating Expenses             3,198,791       2,377,428         821,363      35%
        Interest Expense                       373,208         171,593         201,615     117%
        (Loss) Before Income Tax Expense    (2,736,258)     (1,448,977)      1,287,281      89%
        Income Tax Expense                           0          11,500         (11,500)   (100%)
        Net (Loss)                         ($2,736,258)    ($1,460,477)    $ 1,275,781      87%
        Net (Loss) Per Share
        Basic and Diluted                       ($0.12)         ($0.09)    $      0.03      33%

Results of Operations

Year ended December 31, 2003, compared to year ended December 31, 2002.

Revenues

      Our revenue increase of $3,362,003, or 63%, was due to an increase in system sales ($1.4 million) and additional sales of parts ($1.2 million) to customers who are reactivating their idle capital equipment to meet the demands of a recovering economy.

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $1,746,085 or 46%. This increase is primarily the result of costs associated with increased revenues in 2003. Our cost of revenues as a percentage to revenues decreased from 70% in 2002 to 63% in 2003. This decrease in percentage is due to the increase in system sales which are normally at a higher margin than other products.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory, is the result of our decision to reserve $2,401,221 of slow moving and obsolete inventory in the year ended December 31, 2003. Most of this inventory came from Lam pursuant to its licensing agreement with the Company.

Operating Expenses

      Research and Development

      Research and development costs decreased $15,885 or 21% in the year ended December 31, 2003. The decrease is related to the discontinuation of the "Crystal Development" project in 2003.

      Sales and Marketing

      Sales and marketing costs increased $499,178 or 77% in the year ended December 31, 2003. The increase is primarily related to amortization of our license agreement with Lam amounting to $436,000 and increased payroll and commissions of approximately $64,000 related to hiring new sales persons.

      General and Administrative

                                                            Years Ended
                                                                                  Increase
                                                                                  --------
                                                        12/31/2003   12/31/2002   (Decrease)      %
                                                        ----------   ----------   ----------      -
General and Administrative
       Salaries and wages                               $  758,407   $  531,318   $ 227,089      43%
       Professional fees                                   350,089      124,585     225,504     181%
       Rent, less amount allocated to Cost of Revenue      107,702       91,817      15,885      17%
       Other general and administrative expenses           776,390      906,798    (130,408)    (24%)
            Total General and Administrative            $1,992,588   $1,654,518   $ 338,070      20%

      Salaries and wages increased due to the hiring of additional employees to meet our growth and annual wage increases of $172,000 and the value of a stock grant to our CFO of $55,000.

      Professional fees increased in 2003 for both accounting and legal due to our SEC filing requirements and compliance with the Sarbanes-Oxley Act 2002 which took effect in late 2002.

      Other general and administrative expenses decreased primarily due the lack of costs incurred in 2003 as compared to costs associated with the merging of our Arizona and Texas operations in 2002 of $76,000, employee benefits related to moving in 2002 of $36,000 and reduced software consulting costs incurred in 2002 related to integrating our software systems of $24,000.

Interest Expense

      Interest expense increased $201,615, or 117%, as a result of our Note Payable to Lam for acquiring the license with Lam in November 2002.

Net Loss

      We had a net loss of $2,736,258 for the year ended December 31, 2003, compared to a net loss of $1,460,477 for the year ended December 31, 2002. The increase in the net loss was caused primarily by the write-off of slow-moving and obsolete inventory, additional interest expense and license amortization expense related to the Lam agreement.

Capital Resources

                                            Years Ended
Working Capital                                                       Increase
                                                                      --------
                                      12/31/2003     12/31/2002      (Decrease)
                                      ----------     ----------      ----------

Current Assets                       $  2,442,282    $ 3,627,681    $(1,185,399)
Current Liabilities                    10,202,594      4,820,078      5,382,516
                                     ------------    -----------    -----------
       Deficit Working Capital       $ (7,760,312)   $(1,192,397)   $ 6,567,915
                                     ============    ===========    ===========
Long-term Debt                       $     35,962    $ 4,639,821    $(4,603,859)
                                     ============    ===========    ===========
Stockholders' (Deficit)              $ (3,590,381)   $(1,069,123)   $ 2,521,258
                                     ============    ===========    ===========

Statements of Cash Flows Select Information

                                                           Years Ended
                                                   12/31/2003        12/31/2002
                                                   ----------        ----------

Net Cash Provided (Used) By:
Operating Activities                                $(77,486)         $(508,878)
Investing Activities                                $(14,647)         $ (25,327)
Financing Activities                                $ 50,054          $ 314,395

Operating Activities

      During the year ended December 31, 2003 cash was provided from an increase in our revenues and gross margin. Our gross margin, before the non-cash provision for slow-moving and obsolete inventories, increased from approximately $1.6 million in the year ended December 31, 2002 to $3.2 million in the year ended December 31, 2003. Increased inventories and receivables associated with our increased revenues resulted in net cash used in the year ended December 31, 2003.

Investing Activities

      Cash was used in each period for the purchases of property and equipment.

      The Company currently has no material commitments for capital expenditures.

Financing Activities

      Financing activities in the year ended December 31, 2003 consisted of proceeds from (and principal payments on) long-term debt. Financing activities in the year ended December 31, 2002 consisted of borrowings from the line of credit, proceeds from (and principal payments on) long-term debt.

      We have $8,272,835 and $35,962 of term-debt payments due within the next year and next two to five years, respectively. Our ability to repay this debt is contingent upon renegotiating its payments with Lam and Merrill Lynch and increased cash flows from operations.

Liquidity

      Initially, liquidity has been negatively impacted by the decline in sales revenues we experienced during the year ended December 31, 2002. We attribute the 2002 fiscal year decline in revenues primarily to the general decline in the economy of the United States, which we believe substantially decreased discretionary spending by consumers. As a result, consumers purchased fewer products in the computer and semiconductor industries.

      To date, we have financed our operations with cash from our operating activities, a bank line of credit and a loan for $200,000. This loan for $200,000 was made by Jean Charles Cartier in October of 2002, with a twelve-month term and at an interest rate of 1% per month. Mr. Cartier also received warrants to acquire 200,000 shares at $0.20 per share and 200,000 shares at $1.00 per share. As of November of 2003, we are in default on our $200,000 bridge loan due to Mr. Cartier, which is secured by a second lien on our accounts receivable and inventories. We are in the process of negotiating more favorable terms of repayment including converting the indebtedness to equity, but there can be no assurance that we will succeed.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 6.13% at December 31, 2002. The note is secured by a first lien on our accounts receivable and inventories that amounted to approximately $2,260,000 at December 31, 2003 and has been personally guaranteed by the majority shareholder. The note contains numerous loan covenants that the Company has violated and the Company continues to remain out of compliance. We have not received waivers on the covenants and are actively negotiating with Merrill Lynch to renegotiate the note and establish a repayment plan for the loan. The balance on the line of credit and a term loan, including accrued interest, at December 31, 2003 was $1,132,010. In December of 2002, Merrill Lynch filed a lawsuit against the Company in connection with its default on the line of credit in December of 2002. Should Merrill Lynch successfully foreclose on its line of credit, Merrill Lynch could take all of our assets and we would be forced to cease operations. The Company, on April 7, 2003, as part of its answer, filed a counterclaim against Merrill Lynch, alleging breach of the covenant of good faith and fair dealing in connection with loan agreements, interference with contract, and interference with business relations, and is continuing its negotiations with Merrill Lynch as of the date of this filing. Management is actively seeking to restructure our note in lieu of costly and protracted litigation but there is no assurance they will be able to do so.

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

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Semiquip International, Inc., a subsidiary of DND, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. The complaint alleges that the defendants defrauded Mr. Magoon and requests, among other forms of relief, that the court divest DND of its wholly owned subsidiary, Semiquip, Inc. The action has since been removed to federal district court, but has since been removed back to the Dallas County, Texas court in which the action was filed. If Mr. Magoon is successful in his claim, it is possible the Company could lose its Texas operations, which would adversely affect our operations as the Company's Texas operations account for approximately 33% of the Company's total operations. It is management's view that the lawsuit with Mr. Magoon has no merit. Management believes the dispute with Mr. Magoon will be resolved in a manner favorable to the Company, but there can be no assurance this will occur.

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

      In November 2003, the Company entered into an agreement with Axcelis Technologies, Inc. and acquired an exclusive license on all future manufacturing, sales, service and parts support for certain dry strip semiconductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for the payment of $150,000 plus 18% of net revenues from these sales by the Company per quarter until $2,750,000 (the license fee) has been paid and the payment of a royalty on related sales ranging from 2% to 10% through December 31, 2010.

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, our ability to renegotiate our agreement with Lam and our ability to negotiate a repayment plan for our line of credit with Merrill Lynch Business Financial Services, Inc. and a settlement of the Merrill Lynch lawsuit.

      Our obligations consist of $200,000 due immediately to Mr. Cartier, approximately $1 million due immediately to Merrill Lynch, and a total of approximately $8 million due to Lam and Axcelis over the next several years. Even if we are able to increase revenue, expand our product base and obtain additional financing, we may be unable to meet these obligations. Our ability to continue operations depends on our ability to negotiate a long-term payment plan for the Merrill Lynch line of credit, and to negotiate new repayment terms with Lam.

      Because of our tight cash flow, it is likely that during the next 12-month period we will seek financing from one or more sources such as capital investment firms or private fund managers. Preparations are underway to present a corporate profile and backgrounder to this end, followed by an aggressive search for funding. However, we do not have any commitments for financing or other plans in place to obtain financing. Additional financing may not be available on acceptable terms, or at all.

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

      We are in default on our $1 million line of credit with Merrill Lynch Business Financial Services ("Merrill Lynch") because we are not in compliance with many of the loan covenants, although we are current on the monthly interest payments required under the terms of the line of credit. On December 18, 2002, Merrill Lynch filed a lawsuit against us in connection with our default on the line of credit. On April 7, 2003, we filed our answer, which denied the allegations in the complaint, and sought relief against Merrill Lynch for breach of its duty of good faith and fair dealing in connection with the line of credit and for interference with contract and the Company's business relations. Merrill Lynch may foreclose on our business at any time and is under no obligation to forbear collecting its $1 million line of credit. Management is currently working with Merrill Lynch to renegotiate the repayment terms of the line of credit and resolve the lawsuit, but there is no assurance that any agreement will be reached.

      We are in default on our license agreement.

      We are in mutual default with Lam Research Corp. on our license agreement. Management's view is that Lam's sole remedy under the license agreement is to recover under its purchase money security interest in the inventory we have purchased from Lam, but Lam may choose to bring additional claims against us, and a court could give Lam remedies not provided for in our agreement. Management is currently renegotiating the agreement with Lam, but there can be no assurance that this dispute will be resolved.

      We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

      Douglas Dixon, our CEO and Chairman of the Board, and Dennis Key, our CFO, are vital to our continued operations due to their relationship with Lam Research Corp. and their past experience working in the semiconductor industry. Their loss would adversely impact our operations.

      The demand for our products is unpredictable, and should demand decline, such decline would result in a decline of operations and a corresponding decline in profitability of our company.

      Factors that may cause demand for our products, and by extension our operating results, to fluctuate unpredictably include, but are not limited to:

      o economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

      o the extent that customers use our products and services in their business;

      o     the size and timing of orders from customers;

      o our ability in a timely manner to acquire, develop, introduce and market competitive products;

      o     our competitors' introduction of new and improved products;

      o     legal or technical challenges to our products and technology;

      o     changes in import/export regulations;

      o transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as Acts of God, wars, terrorist activities and natural disasters;

      o legislative, tax, or regulatory changes or changes in their interpretation;

      o     procurement shortages;

      o     assembly difficulties; and

      o the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations.

      Our independent accountants have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

      Our ability to continue as a going concern is an issue raised as a result of the significant operating losses incurred in 2003 and 2002, our negative working capital, stockholders' deficit and our default on a significant portion of our debt. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to favorably renegotiate repayment of indebtedness over a period of time, generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Approximately $6.6 million of indebtedness will need to be favorably renegotiated. The going concern increases the difficulty in meeting such goals.

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

      During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times reached higher-than-necessary levels relative to the current levels of production demand. During periods of rapid growth, we must be able to acquire and develop sufficient capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. We cannot give assurances that our next sales and operating results will not be adversely affected if the current downturn in the semiconductor industry continues, or if other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future. As of the end of 2003, the semiconductor industry continues to remain cautious about its levels of capital expenditures.

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

      We rely heavily on the development of new and improved products by the companies, such as Lam and Axcelis, from which we obtain systems and parts, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. In addition, we engage in development and improvement of the products we manufacture. As is typical in the semiconductor capital equipment market, we have experienced delays from time to time in the introduction of and certain technical difficulties with certain of our products and product enhancements.

      Our success in acquiring or developing and then selling systems depends upon a variety of factors. These include product selection, timely and efficient completion of product design and development, timely and efficient implementation of assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, acquiring , and marketing new products, or in enhancing our existing products. In addition, we could incur substantial unanticipated costs to ensure the functionality and reliability of our future product introductions early in their product life cycles. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, then delays in collective accounts receivable and additional service and warrant expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

      We are subject to risks relating to product concentration and lack of product revenue diversification.

      We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

      o     a decline in demand for even a limited number of our products;

      o a failure to achieve continued market acceptance of our key products;

      o a more desirable version of products being offered by a competitor in the market we participate in;

      o technological change that we are unable to address with our products; and

      o we will not have the benefit of relying on revenues derived from other operations.

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

      We are exposed to the risks of operating a global business.

      Currently, approximately 26% of our revenues result from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Managing our global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and where we anticipate significant opportunity for growth. Global uncertainties with respect to: 1) economic growth rates in various countries; 2) the sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where we have operations, such as Asia, may also affect our business, financial condition and results of operations.

      We are exposed to risks as a result of ongoing changes in the semiconductor industry.

      Ongoing changes in the semiconductor industry, including more complex technology requirements, the growth in Asia, increasing pressure on semiconductor manufacturers to allocate resources to activities that enhance their competitive advantage, the increasing significance of consumer electronics as a driver for demand for semiconductors and the related focus on lower costs, have in turn resulted in the increasing importance of spares and service as a growing percentage of semiconductor equipment suppliers' business. These changes are also requiring semiconductor manufacturing equipment suppliers to provide increasing levels of process integration support. If we do not successfully manage the risks resulting from these changes in the semiconductor industry, our business, financial condition and results of operations could be materially and adversely affected.

      We are exposed to risks associated with a highly concentrated customer base.

      Our customer base is highly concentrated including two customers that together account for approximately 29% of sales. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, we may not be able to replace these orders with new orders. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on our business, financial condition and results of operations.

      We are exposed to risks associated with acquisitions.

      An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

      In addition, any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our common stock.

      Our ability to raise additional financing is uncertain.

      We currently anticipate that our available cash resources combined with our anticipated revenues will meet any immediate working capital needs we have. A shortfall in projected revenues primarily from our recent contracts with Lam and Axcelis would negatively impact any future expansion of our operations. In addition, we are seeking to renegotiate approximately $6.6 million of indebtedness to provide for extended repayment terms. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

      There is a limited market for our common stock.

      Currently only a very limited trading market exists for DND common stock. Our common stock trades on the OTC Bulletin Board under the symbol "DNDT.OB." The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Certifying Accountants

      As disclosed in the Company's Form 8-K filed November 19, 2002, on November 14, 2002, Andersen, Andersen & Strong, L.C. resigned as the independent auditor for the Company and on November 15, 2002, the Board of Directors engaged Farber & Hass, L.L.P. as the new independent auditor for the Company.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

             Name                     Age                        Position
-------------------------------     ---------      -------------------------------------------
Douglas N. Dixon                       61          CEO, President, Chairman and Director

G. Dennis Key                          61          CFO, Secretary and Director

Lowell W. Giffhorn*                    57          Director, Chair of Audit Committee

Ernie L. Recsetar*                     50          Director, Chair of Compensation Committee

Ronny Baker                            58          Controller

*     Directors currently serving as members of the Company's Audit Committee.

      Douglas N. Dixon has been the CEO/President and Chairman of DND since the Company's formation, and was a co-founder of ASI. Mr. Dixon's experience in the semiconductor capital equipment industry goes back to 1966 when he started with Fairchild Semiconductor. Later, Mr. Dixon was employee number 25 at Applied Materials (today AMAT is the largest supplier of "chip-gear" in the world) and went on to be a co-founder of Gemini Research, a chip-gear firm that was acquired by Lam Research in 1988. Mr. Dixon stayed on with Lam for two years in sales management before leaving in 1990 to co-found ASI. Mr. Dixon is a US Navy Veteran having served with a flight squadron on the aircraft carrier USS Hancock while stationed near Asia in the 1960s.

      G. Dennis Key is the CFO of DND, and the President/COO/CEO of ASI. Prior to January 1, 2004, Mr. Key served as the President of the Texas Division of Aspect Semiquip International, and then since July of 2003, as President/COO of Aspect Systems, Inc. He served as the Vice President, Worldwide Sales and Field Operations for Lam Research, Inc. from 1992 to 1996. Mr. Key was also previously employed as Vice-President, Sales and Marketing of Varian Corporation 1997 to 1998, and in a consulting role as Vice-President, Business Development for GlobiTech, Inc. from 2000-2002. Mr. Key began serving as a director of DND in August of 2003, began serving as Secretary of DND in January of 2004 and began serving as DND's CFO in November of 2003.

      Lowell Giffhorn has served as CFO for Patriot Scientific (PTSC), a publicly traded company, since 1996. In August 1999, Lowell was appointed to PTSC's Board of Directors. PTSC is a public firm based in San Diego that owns and develops intellectual property associated with embedded technology. Prior to joining PTSC, Mr. Giffhorn was CFO of Sym-Tek Systems, Inc., and Vice President of Finance for its successor Sym-Tek Inc., a major supplier of capital equipment to the semiconductor industry. Mr. Giffhorn has more than 25 years of experience in strategic corporate finance. Mr. Giffhorn obtained a M.B.A degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn chairs the DND audit committee, and has served as a director of DND since October of 2002.

      Ernie L. Recsetar has been the CEO and President of Stirling Capital Corporation since 1995. Mr. Recsetar has participated in the structuring of more than $15 billion in commercial financings during his approximate 20 year career. He served as General Counsel to Greyhound Financial Corporation from 1990-1995; LINC Group in Chicago; Corporate Counsel to Heller Financial in Chicago; Tax Attorney with Arthur Young and Company and Corporate Attorney with McBride and Baker In Chicago. Mr. Recsetar received his Juris Doctorate (JD) and Masters of Business Administration (MBA) from Emory University, Atlanta, Georgia; Bachelor of Science of Business Administration (BS) from the University of Illinois and Masters of Law of Taxation (LLM) from Kent College of Law, Chicago. Mr. Recsetar chairs the DND compensation committee, and has served as a director of DND since September, 2002.

      Ronny Baker has served as Controller of ASI since October of 2001, and as Controller of DND since September, 2002. Prior to October of 2001, Mr. Baker held accounting positions with ASI and

Semiquip, Inc. beginning in October of 2000. From June 1999 to June 2001, Mr. Baker was Controller of Dallas Hospitality Co. and co-managed a conference center and cafeteria in an office tower in Dallas. From 1978 to 1998, Mr. Baker held various accounting positions with Southland Corp. Mr. Baker also served in the U.S. Air Force.

      There is no family relationship between any of our executive officers and directors. Our directors serve one-year terms until their successors are elected. Our executive officers are elected by our Board of Directors, and serve one-year terms until their successors are elected.

Committees of the Board of Directors

      Our Board has standing Audit and Compensation Committees.

      Audit Committee. The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company's financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company's independent auditors. The Audit Committee, which met four times during 2003, is composed of two directors, both of whom were determined by the Board to be independent directors. During 2003 and to date, the Audit Committee consists of Mr. Giffhorn (Chairman) and Mr. Recsetar.

      The Board of Directors has determined that Mr. Giffhorn is an audit committee financial expert as defined in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. The Board's conclusions regarding the qualifications of Mr. Giffhorn as an audit committee financial expert were based on his service as a chief financial officer of a public company and his degrees in accounting and business administration.

      Compensation Committee. The Compensation Committee establishes the compensation philosophy for DND and has all the authority of the Board of Directors to act or exercise corporate powers with respect to the compensation of the executive officers and the administration of DND's equity compensation plans. The Compensation Committee is composed of Mr. Recsetar, as Chairman, and Mr. Giffhorn.

Code of Ethics

      DND has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. The text of this code of ethics is attached as Exhibit 14 to this filing.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2003, all Reporting Persons complied with all applicable filing requirements except as follows: each of the following Reporting Persons failed to timely file one or more Forms, as indicated: Douglas Dixon (one Form

3 and one Form 4), G. Dennis Key (one Form 3 and one Form 4), Paul Gallo (one Form 3 and one Form 4), Lowell Giffhorn (one Form 3), Ernie Recsetar (one Form 3 and one Form 4) and Ronny Baker (one Form 3 and one Form 4). Mr. Dixon, Mr. Key, and Mr. Giffhorn's respective delinquent forms have now been filed.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2001, 2002 and 2003. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                                                        Long Term Compensation
                                           Annual              --------------------------------------
                                         Compensation                    Awards              Payouts
-----------------------------------------------------------------------------------------------------
                                                               Restricted     Securities
                                                                  Stock       Underlying      LTIP       All Other
                                 Year      Salary      Bonus     Awards      Options/SARs    Payouts   Compensation
 Name and Principal Position                 ($)        ($)        ($)           (#)           ($)          ($)
---------------------------------------------------------------------------------------------------------------------
Douglas N. Dixon (CEO)(1)        2001       99,228       0            0               0         0        12,369(2)
---------------------------------------------------------------------------------------------------------------------
                                 2002      104,567       0            0               0         0         8,763(3)
---------------------------------------------------------------------------------------------------------------------
                                 2003      120,000       0            0         375,000         0        11,501(4)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
G. Dennis Key (CFO; CEO and
CFO of ASI)                      2003      114,000       0       55,000       1,050,000         0        10,224(5)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Paul Gallo (former CFO)          2003       86,514       0            0        375,000          0         8,976(6)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Scott Magoon (former director    2002      105,692       0            0              0          0        6,293(7)
of ASI)
---------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 2004, Mr. Dixon resigned as CEO of Aspect Systems, Inc, the Company's subsidiary. He remains CEO of the Company.

(2) Represents $5,769 for insurance premiums and $6,600 for automobile allowance.

(3) Represents $2,163 for insurance premiums and $6,600 for automobile allowance.

(4) Represents $4,901 for insurance premiums and $6,600 for automobile allowance.

(5) Represents $4,224 for insurance premiums and $6,000 for automobile allowance.

(6) Represents $2,376 for insurance premiums and $6,660 for automobile allowance.

(7)   Represents $6,293 for automobile allowance.

Option Grants in Last Fiscal Year

      The following table provides certain information with respect to stock options and warrants granted to the Named Officers during the fiscal year ended December 31, 2003.

----------------------------------------------------------------------------------------------------------------------

                                                                 Individual Grants

----------------------------------------------------------------------------------------------------------------------
                                     Number of            Percent of Total
                                     Securities          Options Granted to
                                 Underlying Options          Employees in            Exercise Price     Expiration
             Name                    Granted(#)             Fiscal Year(%)(1)       Per Shares($/sh)        Date
----------------------------------------------------------------------------------------------------------------------
Douglas N. Dixon                      375,000(2)                 7.5%                    $0.06            8/11/13
----------------------------------------------------------------------------------------------------------------------
G. Dennis Key                        1,050,000(3)               21.0%                    $0.06            8/11/13
----------------------------------------------------------------------------------------------------------------------
Paul Gallo                            375,000(3)                 7.5%                    $0.06            8/11/13
----------------------------------------------------------------------------------------------------------------------

(1) The Company granted stock options representing 4,999,226 shares of Common Stock to employees in the fiscal year ended December 31, 2003.

(2) Option vests as follows: 25% of the options on August 11, 2004, and an additional 1/36th of 75% of the options on the last day of each month thereafter, until all options are vested.

(3) Exercisable immediately. The option has a ten year term but is subject to termination in connection with termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

      The following table sets forth certain information with respect to options and warrants exercised by the Named Officers during the fiscal year ended December 31, 2003. In addition, the table sets forth the number of shares covered by unexercised stock options and warrants held by the Named Officers as of December 31, 2003, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option or warrant and the market price of the shares subject to such option or warrant as of December 31, 2003.

----------------------------------------------------------------------------------------------------------------------
                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised      In-the-Money Options at Fiscal
                                                      Options at Fiscal Year-End(#)           Year-End($)(1)
----------------------------------------------------------------------------------------------------------------------
                         Number of
                          Shares
                        Acquired on       Value
         Name           Exercise (#)   Realized ($)    Exercisable    Unexercisable     Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
Douglas N. Dixon              0            --                 --         375,000            --               --
----------------------------------------------------------------------------------------------------------------------
G. Dennis Key                 0            --          1,050,000              --            --               --
----------------------------------------------------------------------------------------------------------------------
Paul Gallo                    0            --            375,000              --            --               --
----------------------------------------------------------------------------------------------------------------------

(1) Value is based on average bid price as reflected on the OTCBB on December 31, 2003, which may not represent actual transactions, less the exercise price. As the market price of our shares on December 31, 2003 was less than the exercise price for the Named Officers, none of the options were in-the-money on December 31, 2003.

Employment Agreements and Termination of Employment

      DND has not entered into any employment agreements with its management, other than an employment agreement with its CEO, Douglas Dixon, dated June 1, 2001, and an employment agreement with its CFO, G. Dennis Key, dated July 1, 2003. The agreement with Mr. Dixon is terminable by either Mr. Dixon or the Company at the anniversary date of the agreement each year upon 60 days written notice. Under the agreement, Mr. Dixon receives an annual base salary of $150,000, and receives certain benefits and bonuses as described in the agreement. The agreement with Mr. Key provides for Mr. Key's employment as President and CEO of ASI, and also provides for Mr. Key's appointment to the Board of Directors of both the Company and ASI. This agreement is terminable by Mr. Key with cause only upon 30 days written notice, and by the Company with cause only upon 14 days written notice. Under the agreement, Mr. Key receives an annual base salary equal to that paid to Mr. Dixon (or $150,000 if Mr. Dixon's agreement terminates), and receives certain benefits and bonuses as described in the agreement.

      Mr. Dixon has a verbal separation agreement, under which Mr. Dixon is to receive a continued salary at the amount Mr. Key is paid, a car allowance, health insurance, life insurance and disability insurance through December 31, 2005. This agreement was triggered when Mr. Key became the President and CEO of ASI, and also gives Mr. Key an option to acquire the lesser of (i) 1/3 of 18,000,000 shares of Mr. Dixon's DND stock or (ii) 1/3 of 18,000,000 shares less any shares transferred to Scott Magoon out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share.

Director Compensation

      Members of the Board of Directors do not receive any cash compensation for their service as Directors but the Company awarded stock options to directors for their service during the 2003 fiscal year. All expenses incurred by directors for meeting attendance or out of pocket expenses connected directly with their Board representation are reimbursed by DND.

      Mr. Recsetar was separately compensated in 2003 for legal consulting services rendered to the Company. For these services, he was paid $31,000 during 2003.

      Director liability insurance may be provided to all members of the Board of Directors. DND has not yet obtained such insurance and does not have any specifics for available cost and coverage. DND does not have a specific time frame to obtain the insurance. No differentiation is made in the compensation of "outside directors" and those employees of DND serving in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      There are currently 23,000,000 common shares outstanding. The following tabulates holdings of shares of DND by each person who, subject to the above, as of April 12, 2004, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of DND individually and as a group.

                      SHARE OWNERSHIP AS OF APRIL 12, 2004

                                                                      Options                           Percent of
                                                                     Exercisable       Total Shares       Common
          Name and Address of                   Amount of         Within 60 Days of    Beneficially       Shares
          Beneficial Owner(1)              Common Shares Owned      April 12, 2004         Owned         Owned(2)
   Douglas Dixon, Chairman of the              18,022,500(3)                  0          18,022,500         78.4%
   Board, Chief Executive Officer
   and President

   G. Dennis Key, Chief Financial               1,100,000(4)          1,050,000(5)        2,150,000          8.5%
   Officer and Director

   Ernie Recsetar, Director                             0               137,500             137,500            *

   Lowell Giffhorn, Director                            0               150,000             150,000            *

   Paul Gallo, former Chief                             0               375,000             375,000          1.6%
   Financial Officer and Director

   All Officers and Directors
   as a group (4 persons)                      19,122,500             1,712,500          20,835,000         80.6%

*     Less than one percent of the outstanding Common Stock.

(1) The address for each of these individuals is c/o DND Technologies, Inc., 375 E. Elliott Road, Bldg. 6, Chandler, Arizona 85225.

(2) Percentage ownership is based on 25,000,000 shares of Common Stock outstanding on April 12, 2004. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after April 12, 2004 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3) Mr. Dixon's shares are subject to a potential claim that, if successful, could reduce his share ownership by up to 5,400,000 shares. DND cannot currently estimate when this potential claim will be resolved.

(4)   The 1,100,000 shares have not yet been issued to Mr. Key.

(5) In addition to options to purchase 1,050,000 shares granted to him under the 2003 Option Plan, Mr. Key has an immediately exercisable option to acquire the lesser of (i) 1/3 of 18,000,000 shares of Mr. Dixon's DND stock or (ii) 1/3 of 18,000,000 shares less any shares transferred to Scott Magoon out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 31, 1997 and March 6, 1998, the Company borrowed a total of $120,000 from Douglas Dixon through two promissory notes. These notes are unsecured and were due on December 31,

1998. The notes have not been repaid and are accruing interest at 7%, compounded daily, with accrued interest totaling approximately $33,000 at December 31, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

                                                                                                     Page Number
                                                                                                     -----------
         1.   Financial Statements:
              Report of Independent Auditors                                                             F-1
              Consolidated Balance Sheets at December 31, 2003                                           F-2
              Consolidated Statements of Operations for each of the two years
              ended December 31, 2003                                                                    F-4
              Consolidated Statements of Stockholders' Deficit for each of the two years
              ended December 31, 2003                                                                    F-5
              Consolidated Statements of Cash Flows for each of the two years
              ended December 31, 2003                                                                    F-6
              Notes to Consolidated Financial Statements                                                 F-8
              Exhibits included or incorporated herein:  See Exhibit Index.

    (b) Reports on Form 8-K:

      On November 25, 2003, the Company filed a Current Report on Form 8-K announcing its subsidiary's acquisition of certain Matrix legacy products from Axcelis Technologies, Inc.

      On January 28, 2004, the Company filed an amended Current Report on Form 8-K/A relating to the Form 8-K filed on August 1, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional services rendered by Farber and Hass, LLP for the audit of the Company's annual consolidated financial statements for fiscal 2003, and fees billed for other services rendered by Farber and Hass, LLP:

                                                           2003
                                                        -----------
               Audit Fees                                 $51,794
               Audit related fees$                              0
               Tax fees                                   $     0
               All other fees                             $     0

                                 Total fees               $51,794

      The audit committee pre-approves all auditing and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms of those services.

                                  EXHIBIT INDEX

Exhibit No.     Description

2.1(3) Agreement and Plan of Reorganization, dated May 15, 2002, between ASI, Zurickirch Corp. and John Chris Kirch

2.2(3) First Amendment to Agreement and Plan of Reorganization, dated August 2, 2002

3.1(4)          Restated Articles of Incorporation

3.2(4)          Restated Bylaws

3.3(2)          First Amendment to Articles of Incorporation

10.1(5) Asset Sale and License Agreement, dated November 8, 2002, between Lam Research Corporation and Aspect Systems, Inc.

10.2(6) Employment Agreement, dated June 1, 2001, between Aspect SemiQuip International, Inc. and Douglas Dixon

10.3(6) Promissory Note, dated October 3, 2002, between the Company and Jean Charles Cartier and Jacqueline Cartier

10.4(6) Letter of Intent, dated January 31, 2003, between the Company and ESL Elektronik Handels GmbH

10.5(7) Employment Agreement, dated July 1, 2003, between Aspect Systems, Inc. and G. Dennis Key

10.6(7) License Agreement, dated November 3, 2003, between Axcelis Technologies, Inc. and Aspect Systems, Inc.

10.7(7) First Amendment to Lease, dated March 10, 2000, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association

10.8(7) Second Amendment to Lease, dated February 23, 2004, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association

14(7)           Code of Ethics

16.1(1) Letter on Change in Certifying Accountant 21.1(7) Subsidiaries of the Company

24.1(7) Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

31.1(7)         Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                Officer

31.2(7)         Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                Officer

32.1(7)         Section 1350 Certification of CEO

32.2(7)         Section 1350 Certification of CFO

(1) Incorporated by reference, filed with the Company's Form 8-K on January 19, 2003.

(2) Incorporated by reference, filed with the Company's Form 8-K/A on October 7, 2002.

(3) Incorporated by reference, filed with the Company's Form 8-K/A on September 27, 2002.

(4) Incorporated by reference, filed with the Company's Form SB-2 on August 3, 2000.

(5) Incorporated by reference, filed with the Company's Form 10-KSB on April 15, 2003.

(6) Incorporated by reference, filed with the Company's Form 10-KSB/A on January 27, 2004.

(7)   Filed herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DND TECHNOLOGIES, INC.,
                                a Nevada corporation


                                By: /s/ Douglas N. Dixon
                                   -------------------------------------------
                                    Douglas N. Dixon
                                    Chief Executive Officer and Director

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  Signature                                         Title                               Date
               ----------------                                  -----------                          ----------
/s/ Douglas N. Dixon                                Chief Executive Officer and Director            April 14, 2004
----------------------------------------
Douglas N. Dixon


/s/ G. Dennis Key                                   Chief Financial Officer and Director            April 14, 2004
----------------------------------------
G. Dennis Key


/s/ Ernie L. Recsetar                               Director                                        April 14, 2004
----------------------------------------
Ernie L. Recsetar


/s/ Lowell W. Giffhorn                              Director                                        April 14, 2004
----------------------------------------
Lowell W. Giffhorn

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders DND Technologies, Inc. and
Subsidiaries

We have audited the accompanying consolidated balance sheet at December 31, 2003 and the related consolidated statements of operations, stockholders' (deficit) and cash flows of DND Technologies, Inc. and Subsidiaries for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company at December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has negative working capital and is in default on a significant portion of its debt. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note
18. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Farber & Hass LLP

Camarillo, California
March 24, 2004

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  157,801
Accounts receivable, net of
  allowance for doubtful accounts                                      1,053,561
Inventories, net of allowance for obsolescence                         1,038,861
Prepaid expenses and other current assets                                192,059
                                                                      ----------
Total current assets                                                   2,442,282
                                                                      ----------

PROPERTY AND EQUIPMENT, Net of
  accumulated depreciation                                               421,176
                                                                      ----------

OTHER ASSETS:
License agreements                                                     3,752,115
Deposits                                                                  32,602
                                                                      ----------
Total other assets                                                     3,784,717
                                                                      ----------

TOTAL ASSETS                                                          $6,648,175
                                                                      ==========

                                                                    (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 2003

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable, current portion                                     $    659,573
Line of credit due to Merrill Lynch
  (including interest)                                                1,008,639
Capital lease payable, current portion                                   29,796
Accounts payable and accrued expenses                                 1,929,762
Accounts payable, Lam Research Corporation                            2,093,109
Licenses payable                                                      4,057,234
Amounts due to related parties                                          424,481
                                                                   ------------
Total current liabilities                                            10,202,594
                                                                   ------------

LONG-TERM LIABILITIES, NET OF CURRENT PORTION-
Capital lease payable                                                    35,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock                                                               0
Common stock, par value, $.001 per share;
  authorized, 50,000,000 shares;
  issued and outstanding, 23,000,000 shares                              23,000
Paid-in capital                                                       1,957,160
Common stock subscribed                                                  55,000
Accumulated deficit                                                  (5,625,541)
                                                                   ------------
Total stockholders' deficit                                          (3,590,381)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  6,648,175
                                                                   ============

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003              2002
                                                      ----              ----

REVENUE:
Systems and Chillers                             $  2,626,534      $  1,289,581
Parts, assemblies and consumables                   5,746,576         3,002,066
Field service and training                            363,416         1,082,876
                                                 ------------      ------------
Total revenue                                       8,736,526         5,374,523
                                                 ------------      ------------

COST OF REVENUE:
Cost of revenues                                    5,499,564         3,753,479
Reserve for slow moving
  and obsolete inventory                            2,401,221           521,000
                                                 ------------      ------------
Total cost of revenue                               7,900,785         4,274,479
                                                 ------------      ------------

GROSS PROFIT                                          835,741         1,100,044
                                                 ------------      ------------

OPERATING EXPENSES:
Research and development                               58,226            74,111
Sales and marketing                                 1,147,977           648,799
General and administrative                          1,992,588         1,654,518
                                                 ------------      ------------
Total operating expenses                            3,198,791         2,377,428
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (2,363,050)       (1,277,384)

INTEREST EXPENSE                                     (373,208)         (171,593)
                                                 ------------      ------------

LOSS BEFORE INCOME TAX EXPENSE                     (2,736,258)       (1,448,977)

INCOME TAX EXPENSE                                          0            11,500
                                                 ------------      ------------

NET LOSS                                         $ (2,736,258)     $ (1,460,477)
                                                 ============      ============

NET LOSS PER COMMON SHARE -
  Basic and diluted                              $       (.12)     $       (.07)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - Basic and
     diluted                                       22,833,333        22,000,000
                                                 ============      ============

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                              Stock Subscribed           Common Stock
                           ----------------------   -----------------------      Paid-in    Accumulated
                             Shares       Amount      Shares        Amount       Capital       Deficit         Total
                           -----------   --------   -----------    --------    -----------   -----------    -----------
BALANCE,
  JANUARY 1, 2002                    0   $      0     6,745,000    $  6,745    $   312,957   $  (366,377)   $   (46,675)

SHARES CANCELLED                     0          0    (2,745,000)     (2,745)         2,745             0              0
COMMON STOCK ISSUED
  PURSUANT TO
  ACQUISITION OF
  ASPECT SEMIQUIP
  INTERNATIONAL, INC
  AND ASI TEAM ASIA LTD              0          0    18,000,000      18,000      1,482,458    (1,062,429)       438,029

NET LOSS                             0          0             0           0              0    (1,460,477)    (1,460,477)
                           -----------   --------   -----------    --------    -----------   -----------    -----------

BALANCE,
  DECEMBER 31, 2002                  0          0    22,000,000      22,000      1,798,160    (2,889,283)    (1,069,123)

COMMON STOCK ISSUED
  FOR ACCOUNTS PAYABLE                                1,000,000       1,000        159,000             0        160,000

STOCK SUBSCRIBED             1,100,000   $ 55,000             0           0              0             0         55,000

NET LOSS                             0          0             0           0              0    (2,736,258)    (2,736,258)
                           -----------   --------   -----------    --------    -----------   -----------    -----------

BALANCE,
  DECEMBER 31, 2003          1,100,000   $ 55,000    23,000,000    $ 23,000    $ 1,957,160   $(5,625,541)   $(3,590,381)
                           ===========   ========   ===========    ========    ===========   ===========    ===========

See accompanying motes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                2003           2002
                                                ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(2,736,258)   $(1,460,477)
Adjustments to reconcile net loss to
  net cash used by operating
  activities:
  Common stock subscribed                        55,000
  Depreciation                                  197,033        211,242
  Amortization                                  436,292              0
  Provision for slow moving and
    obsolete inventories                      2,450,081        521,000
  Provision for doubtful accounts
    receivable                                   24,375              0
  Changes in operating assets
    and liabilities:
    Accounts receivable                        (740,680)       119,238
    Other receivables                             6,236        (16,606)
    Inventories                                (460,609)    (1,660,083)
    Prepaid expenses and other assets           (45,626)         1,815
    Accounts payable                            489,279      2,121,930
    Accrued expenses and amounts due
      to related parties                        247,391       (346,937)
                                            -----------    -----------
Net cash used in operating activities           (77,486)      (508,878)
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment           (14,647)       (25,327)
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from line of credit                    0        248,716
Proceeds from issuance of long-term debt        631,190        200,000
Principal payments on long-term debt           (581,136)      (134,321)
                                            -----------    -----------
Net cash provided by financing
  activities                                     50,054        314,395
                                            -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALANTS       (42,079)      (219,810)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                             199,880        419,690
                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR      $   157,801    $   199,880
                                            ===========    ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003              2002
                                                        ----              ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                $397,217        $   49,901
                                                      ========        ==========
Cash paid for taxes                                   $      0        $   23,000
                                                      ========        ==========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Common stock issued for
  accounts payable                                    $160,000        $        0
                                                      ========        ==========
Acquisition of equipment
  through capital lease                               $ 42,636        $        0
                                                      ========        ==========
License agreement acquired
  through debt financing                              $150,000        $4,188,407
                                                      ========        ==========

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business and History of Company - DND Technologies, Inc. (the "Company") was organized on May 9, 1997, under the laws of the state of Nevada. The Company operates as a holding company for subsidiary acquisitions. The Company's operating subsidiary is Aspect Systems, Inc. (located in Arizona and Texas; hereinafter referred to as "ASI").

      ASI also owns 100% of ASI Team Asia Ltd. ASI Team Asia Ltd. is inactive and has no significant assets or liabilities and has not had any revenue or expenses.

      ASI is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus products manufactured on the Matrix System One and Ten platforms. Elements of support include spare parts and assemblies, and various engineering services.

      Going Concern - These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred significant operating losses in 2003 and 2002, has negative working capital and a stockholders' deficit and is in default on a significant portion of its debt. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

      Principles of Consolidation - The consolidated financial statements include the accounts of DND Technologies, Inc. and its wholly owned subsidiaries ASI and ASI Team Asia Ltd. All material inter-company accounts and transactions have been eliminated.

      Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. ASI does require advance payments on certain orders of large systems.

      Allowance For Doubtful Accounts - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.)

      Inventory - Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Cost includes raw materials, freight, labor and manufacturing overhead.

      License Agreements - The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam Research Corporation ("Lam") (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years). See Notes 5 and 6.

      Property and Equipment - Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

      Office furniture, fixtures and equipment                      5-7 Years
      Leasehold improvements                                    Term of lease
      Machinery and equipment                                         7 Years
      Laboratory tools 7 Years

      Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment in the year ended December 31, 2003.

      Product Warranty Provision - ASI provides a warranty provision on sales of its systems to cover anticipated repairs and/or replacement. The Company provides a warranty on its systems ranging from ninety days to nine months from date of acceptance, not to exceed eleven months from the ship date.

      Preferred Stock - The Company has approved the creation of a Preferred Stock. As of this date no shares have been authorized and no terms or rights attributable to this stock have been created.

      Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Our revenues are recorded under two categories:

      Product sales - The Company recognizes revenue when the goods are shipped and title passes to its customers.

      Service income - The Company recognizes revenue from service income when services are performed and completed.

      Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Advertising - The Company expenses all advertising as incurred. For the years ended December 31, 2003 and 2002, the Company charged to operations $4,173 and $3,829, respectively.

      Research and Development Costs - Costs incurred in research and development are expensed as incurred.

      Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions.

      Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At December 31, 2003, the Company had one customer whose balance was 14% of net accounts receivable.

      Significant Customers - For the years ended December 31, 2003 and 2002, the Company had two customers and one customer, respectively, whose revenues exceeded 10% of total revenues (2003 - 17%, 12%; 2002 - 31%).

      Revenues in 2003 outside the United States included Europe (15%) and Asia (11%).

      Significant Suppliers - Through December 31, 2003, approximately 26% of gross inventory purchases were purchased from Lam Research Corp. The Company expects to have significant purchases of inventory from Lam in the coming year.

      Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of December 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Recently-Issued Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted this pronouncement on January 1, 2003.

      In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation" an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company adopted this pronouncement on January 1, 2003.

      In January 2003 the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued a revision to FIN 46 ("FIN46R") to clarify some of the provisions of FIN 46. The Company currently has no entities which have the characteristics of a variable interest entity. Furthermore, the

      Company's adoption of the remaining provisions of FIN 46R in the quarter ending March 31, 2004 will not have an impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003.

      The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

      Reclassifications - Certain 2002 amounts have been reclassified to conform to 2003 presentations.

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                   $1,087,561
      Allowance for doubtful accounts                           34,000
                                                            ----------

      Net accounts receivable                               $1,053,561
                                                            ==========

      Allowance For Doubtful Accounts:

      Balance, January 1, 2003                              $    9,000
      Additions for the year                                    24,375
      Collection of accounts previously written off                625
                                                            ----------

      Balance, December 31, 2003                            $   34,000
                                                            ==========

3.    INVENTORIES

      The inventories are comprised of the following:

      Parts and materials                                     $ 3,842,501
      Work-in-process                                             322,582
      Allowance for obsolescence                               (3,126,222)
                                                              -----------

                                                              $ 1,038,861
                                                              ===========

      4. PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation at December 31, 2003 consists of:

      Office, furniture, fixtures and equipment               $   348,303
      Leasehold improvements                                      427,249
      Machinery and equipment                                     336,933
      Laboratory tools                                             25,833
                                                              -----------
                                                                1,138,318
      Less accumulated depreciation                               717,142
                                                              -----------

      Total property and equipment                            $   421,176
                                                              ===========

5.    LICENSE AGREEMENT AND PAYABLE, LAM RESEARCH CORPORATION

      In November 2002, ASI entered into an asset purchase and licensing agreement with Lam. Under the agreement, ASI purchased approximately $2.1 million of inventory (see Note 11) from Lam and entered into a licensing agreement requiring payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). ASI has recorded the payable as a long-term liability after imputing interest at 6%.

      Estimated amortization of the license agreement is as follows:

      December 31, 2004                                       $   523,551
      December 31, 2005                                           523,551
      December 31, 2006                                           523,551
      December 31, 2007                                           523,551
      December 31, 2008                                           523,551
      Thereafter                                                1,134,359
                                                              -----------

                                                              $ 3,752,114
                                                              ===========

      Future minimum payments under the agreement are as follows:

                                                    Total       Principal
                                                  Payments       Portion
                                                  --------       -------

      December 31, 2004                          $  672,000     $  486,134
      December 31, 2005                             672,000        477,594
      December 31, 2006                             672,000        507,050
      December 31, 2007 and thereafter            2,800,000      2,471,996
                                                 ----------     ----------

                                                 $4,816,000     $3,942,774
                                                 ==========     ==========

      The Company has questioned the realized value of the products received and is currently in default on its payments. Negotiations are in process with Lam to revise the terms and dollar value of repayment, accordingly, the full amount has been classified as current in the consolidated balance sheet.

6.    LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

      In November 2003, the Company entered into an agreement with Axcelis, acquiring an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semi-conductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for the payment of a License fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid and a royalty on related sales ranging from 10% to 2% through December 31, 2010.

      Estimated amortization of the license fee is as follows:

      December 31, 2004                                       $  21,428
      December 31, 2005                                          21,428
      December 31, 2006                                          21,428
      December 31, 2007                                          21,428
      December 31, 2008                                          21,428
      Thereafter                                                 41,074
                                                              ---------

                                                              $ 148,214
                                                              =========

      The license and royalty payable at December 31, 2003 consisted of the following:

      License payable                                         $ 109,296
      Royalty payable                                             5,164
                                                              ---------

      Total License and Royalty Payable                       $ 114,460
                                                              =========

7.    LINE OF CREDIT

      ASI had a $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which matured on April 1, 2002. Interest is accrued at Libor plus 2.75% (5.87% at December 31, 2003). The note is secured by a first lien on the Company's accounts receivable and inventories and has been personally guaranteed by the majority shareholder.

      The note contains numerous loan covenants for which ASI is not in compliance. The Company is current on the monthly interest payments. ASI has not yet received waivers on the covenants but is working with Merrill Lynch to renegotiate the note and establish a repayment plan for the loan. The loan balance, including accrued interest, at December 31, 2003 was $1,008,639.

8.    NOTES PAYABLE, RELATED PARTY

      Douglas Dixon                                                     $120,000
                                                                        ========
      On December 31, 1997 and March 6, 1998, the Company borrowed $120,000 from Douglas Dixon, Chairman of the Company. The loans are unsecured and were due on December 31, 1998. The Company has not repaid the notes and is accruing interest at 7%, compounded daily.

9.    NOTES PAYABLE, OTHER

      On May 19, 2001, the Company received a $250,000                  $123,371
      term loan from Merrill Lynch Business Financial
      Services, Inc. The loan is payable in sixty monthly installments of $4,167, including interest at Libor plus 2.75% with an effective rate of 5.87% at December 31, 2003. The loan is secured by the same assets as the line of credit to Merrill Lynch as referenced in Note 7.

      A note payable, bearing interest at 12% was due                    200,000
      in November 2003, required monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory of ASI which total $2,260,490 at December 31, 2003. The note includes options to purchase shares of the Company's common stock (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share).

      A note payable to an individual. On June 12, 1997,                  46,852
      the Company acquired 35% of the outstanding stock of ASI from the former president of ASI and issued a note payable to the seller for $483,630. The note is payable in quarterly installments of $24,319, including interest at 10% and matures on May 15, 2004. The note is secured by 947,000 shares of ASI stock held in escrow.

      Various unsecured demand notes due to an individual                289,350
      with interest accruing at 7%.                                    ---------

      Total (all current)                                              $ 659,573
                                                                       =========

10.   CAPITAL LEASE PAYABLE

      The Company leases various assets under capital leases. The leases require thirteen to sixty monthly payments that vary from $286 to $1,626, including interest at 6% to 19%. The leases mature November 2004 through October 2008.

      Future minimum lease payments under the leases at December 31, 2003 are a follows:

      December 31, 2004                                                $ 37,350
      December 31, 2005                                                  21,642
      December 31, 2006                                                   7,008
      Thereafter                                                         11,704
                                                                       --------
       Total                                                             77,704
      Less amount representing interest                                 (11,946)
                                                                       --------

      Present value of future minimum lease payments                     65,758
      Less current portion                                              (29,796)
                                                                       --------

      Long-term portion                                                $ 35,962
                                                                       ========

11.   ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      The inventory purchase from Lam (see Note 5) is due in equal monthly installments beginning in July 2003.

      The Company has questioned the realized value of the products received and is currently in default on its payments. Negotiations are in process with Lam to revise the terms and dollar value of repayment, accordingly, the full amount has been classified as current in the consolidated balance sheet.

12.   AMOUNTS DUE TO RELATED PARTIES

      The due to related parties at December 31, 2003 consists of the following:

      Accrued interest on note payable (see Note 8)               $ 33,201
      Accrued officer's salaries                                   271,280
                                                                  --------

      Total Amount Due To Related Parties                         $304,481
                                                                  ========

13.   INCOME TAXES

      Provision (Benefit)

      The provision for income taxes for the year ended December 31, 2003 and 2002 represents primarily Texas franchise taxes and consists of the following:

                                                       2003         2002
                                                       ----         ----

      Current                                        $      0     $ 11,500
      Deferred                                       $      0     $      0

      Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at December 31, 2003:

      Net operating loss carryforwards                        $ 1,053,000
      Timing difference for expense deductions                     30,000
                                                              -----------
                                                                1,083,000
      Less valuation allowance                                 (1,083,000)
                                                              -----------

      Net deferred tax assets                                 $         0
                                                              ===========

      Summary of valuation allowance:

      Balance, January 1, 2003                                $   494,930
      Addition for the year ended December 31, 2003               588,070
                                                              -----------

      Balance, December 31, 2003                              $ 1,083,000
                                                              ===========

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

14.   NET OPERATING LOSSES

      The Company has the following net operating loss carryforwards:

                                                                  Aspect
                                                                 Semiquip
                                                               International
                                                                    Inc.
                                                      DND           and
                                                 Technologies    Semiquip
          Year of Loss       Expiration Date          Inc.          Inc.          Total
          ------------       ---------------          ----          ----          -----
       December 31, 1997    December 31, 2017      $   82,403     $      0    $   82,403
       December 31, 1998    December 31, 2018          17,297            0        17,297
       December 31, 2000    December 31, 2020         117,915            0       117,915
       December 31, 2001    December 31, 2021         142,448      134,299       276,747
       December 31, 2002    December 31, 2022       1,507,813            0     1,507,813
       December 31, 2003    December 31, 2023       2,876,627            0     2,876,627
                                                   ----------     --------    ----------

                                                   $4,744,503     $134,299    $4,878,802
                                                   ==========     ========    ==========

      $360,063 of DND Technology, Inc.'s loss can only be used to offset income derived by that company.

15.   PRODUCT WARRANTY PROVISION

      The Company maintains a provision for warranty costs for all system sales. A summary of the warranty liability is as follows:

      Balance, January 1, 2003                                   $ 47,129
      Addition to warranty liability
        for the year ended December 31, 2003                       54,446
      Payment of warranty costs for the
        the year ended December 31, 2003                          (54,953)
                                                                 --------

      Balance, December 31, 2003                                 $ 46,622
                                                                 ========

16.   COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which expire in November 2007 and November 30, 2008, respectively. Rent expense in 2003 and 2002 amounted to $384,880 and $337,383, respectively.

      Future minimum lease payments on the real estate leases are as follows:

      December 31, 2004                                         $  279,000
      December 31, 2005                                            293,000
      December 31, 2006                                            302,000
      December 31, 2007                                            299,000
      December 31, 2008                                            122,000
                                                                ----------

      Total                                                     $1,295,000
                                                                ==========

      Litigation

      Merrill Lynch has filed a lawsuit against the Company seeking repayment of its line of credit and term loan. The Company has filed a countersuit against Merrill Lynch. Should Merrill Lynch successfully foreclose on its line of credit, the Company's available funds and ability to continue its operations will be adversely affected. ASI has not yet received waivers on the legal covenants, but is working with Merrill Lynch to renegotiate the note and establish a repayment plan for the loan.

      The Company and a former employee have counter-claims against each other arising from the employee's prior association with the Company.

      The Company has made no provision for any losses in connection with the above litigation and does not expect the final settlement of the above matters to have a significant impact on the consolidated financial statements.

17.   EMPLOYEE STOCK OPTIONS

      On August 11, 2003, the Board of Directors and stockholders approved the DND Technologies, Inc. Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, options to purchase up to 5,000,000 shares of its common stock to directors, employees and consultants. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant.

      The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, $.001 par value, which may be either unissued or treasury shares.

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

      A summary of the option activity for the year ended December 31, 2003, pursuant to the terms of the Plan is as follows:

      Options outstanding at January 1, 2003                    0     $.00
      Granted 4,999,226                                               $.06
      Exercised                                                 0     $.00
      Cancelled and expired                               225,000     $.06
                                                        ---------

      Options outstanding at December 31, 2003          4,774,226
                                                        =========

      3,004,226 shares are exercisable at December 31, 2003.

      Information regarding stock options outstanding as of December 31, 2003 is as follows:

      Price                                                          $   .06
      Weighted average exercise price                                $   .06
      Weighted average remaining contractual life          9 years, 7 months

      The weighted average fair value of options granted in the year ended December 31, 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

      Dividend yield                                                $     -0-
      Expected volatility                                                 50%
      Risk-free interest rate                                           4.37%
      Expected life                                                  10 years

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net loss:
      As reported                                                 $(2,736,258)

      Proforma                                                    $(2,750,883)

      Loss per share attributable to common stock:

      Basic and diluted:
      As reported                                                      $(.12)
      Proforma                                                         $(.12)

18.   MANAGEMENT PLANS

      Management's plans include, but are not limited to, renegotiating the Lam agreement, negotiating a long-term payment plan for the Merrill Lynch line of credit, increasing revenue by continuing to expand the legacy product lines, and obtaining additional equity or debt financing from investors.

--------------------------------------------------------------------------------