Form 10QSB
period 2004-03-31
DND TECHNOLOGIES INC
filed 2004-05-17
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, d.c. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

 Number of shares outstanding of each of the issuer's classes of common equity:

            Class                               Outstanding as of May 14, 2004
            -----                               ------------------------------
Common stock, $0.001 par value                            23,000,000

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION ............................................     1

Item 1. Consolidated Unaudited Financial Statements ......................     1

Consolidated Unaudited Balance Sheet .....................................   1-2

Consolidated Unaudited Statements of Operations ..........................   3-4

Consolidated Unaudited Statements of Stockholders' (Deficit) .............     5

Consolidated Unaudited Statements of Cash Flows ..........................   6-7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations ................................................    23

Item 3. Controls and Procedures ..........................................    30

PART II  OTHER INFORMATION ...............................................    32

Item 1. Legal Proceedings ................................................    32

Item 6. Exhibits and Reports on Form 8-K .................................    32

SIGNATURES ...............................................................    33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $   762,673
Accounts receivable, net of
  allowance for doubtful accounts                                      1,536,547
Inventories, net of allowance for obsolescence                         1,364,637
Prepaid expenses                                                          35,809
                                                                     -----------
Total current assets                                                   3,699,666
                                                                     -----------

PROPERTY AND EQUIPMENT, Net of
  accumulated depreciation                                               375,040
                                                                     -----------

OTHER ASSETS:
License agreements                                                     3,764,084
Deposits                                                                  32,602
                                                                     -----------
Total other assets                                                     3,796,686
                                                                     -----------

TOTAL ASSETS                                                         $ 7,871,392
                                                                     ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable, current portion                                     $    624,589
Line of credit due to Merrill Lynch
  (including interest)                                                  997,618
Capital leases payable, current portion                                  21,650
Lawsuit payable, current portion                                         70,000
Accounts payable and accrued expenses                                 1,571,469
Deposits from customers                                               1,388,960
Accounts payable, Lam Research Corporation                            1,993,109
Licenses payable                                                      3,996,600
Amounts due to related parties                                          436,050
                                                                   ------------
Total current liabilities                                            11,100,045
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES, NET OF CURRENT PORTION:
Capital lease payable                                                    29,347
Lawsuit settlement                                                       70,000
                                                                   ------------
Total long-term liabilities, net of current portion                      99,347
                                                                   ------------

STOCKHOLDERS' DEFICIT:
Preferred stock                                                               0
Common stock, par value, $.001 per share;
  authorized, 50,000,000 shares;
  issued and outstanding, 23,000,000 shares                              23,000
Paid-in capital                                                       1,957,160
Common stock subscribed                                                  55,000
Accumulated deficit                                                  (5,363,160)
                                                                   ------------
Total stockholders' deficit                                          (3,328,000)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  7,871,392
                                                                   ============

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                        ----            ----

REVENUE:
Systems and Chillers                                $ 1,733,866     $   142,501
Parts, assemblies and consumables                     1,507,224       1,097,909
Field service and training                               49,685         456,560
                                                    -----------     -----------
Total revenue                                         3,290,775       1,696,970
                                                    -----------     -----------

COST OF REVENUE:
Cost of revenues                                      1,930,155       1,022,534
Reserve for slow moving
  and obsolete inventory                                                 16,970
                                                    -----------     -----------
Total cost of revenue                                 1,930,155       1,039,504
                                                    -----------     -----------

GROSS PROFIT                                          1,360,620         657,466
                                                    -----------     -----------

OPERATING EXPENSES:
Research and development                                 15,187          16,121
Sales and marketing                                     416,532         236,662
General and administrative                              431,597         429,347
                                                    -----------     -----------
Total operating expenses                                863,316         682,130
                                                    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                           497,304         (24,664)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
Interest expense                                        (94,123)        (90,255)
Lawsuit settlement                                     (140,000)              0
Other income                                                  0             223
                                                    -----------     -----------
Other expense, net                                     (234,123)        (90,032)
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                 263,181        (114,696)

INCOME TAX EXPENSE (BENEFIT)                                800          (2,932)
                                                    -----------     -----------

NET INCOME (LOSS)                                   $   262,381     $  (111,764)
                                                    ===========     ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                         ----           ----

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                               $     0.01     $     (.01)
                                                      ==========     ==========
  Diluted                                             $     0.01     $     (.01)
                                                      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING AND SUBSCRIBED:
     Basic                                            23,000,000     22,666,667
                                                      ==========     ==========
     Diluted                                          24,909,690     22,666,667
                                                      ==========     ==========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                          Stock Subscribed              Common Stock
                      -------------------------   -------------------------     Paid-in     Accumulated
                        Shares        Amount        Shares        Amount        Capital       Deficit         Total
                        ------        ------        ------        ------        -------       -------         -----
BALANCE,
  DECEMBER 31, 2003     1,100,000   $    55,000    23,000,000   $    23,000   $ 1,957,160   $(5,625,541)   $(3,590,381)

NET INCOME                      0             0             0             0             0       262,381        262,381
                      -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE,
  MARCH 31, 2004        1,100,000   $    55,000    23,000,000   $    23,000   $ 1,957,160   $(5,363,160)   $(3,328,000)
                      ===========   ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   262,381     $  (111,764)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation                                           44,880          50,971
  Amortization                                          136,245          87,258
  Provision for slow moving and
    obsolete inventories                                                 16,970
  Loss on disposal of fixed asset                         2,349
  Changes in operating assets
    and liabilities:
    Accounts receivable                                (482,986)       (221,366)
    Inventories                                        (212,636)        164,774
    Prepaid expenses and other assets                     8,036            (791)
    Accounts payable and accrued expenses               (13,293)        249,817
    Deposits from customers                           1,183,960
    Accrued expenses and amounts due
      to related parties                                (81,340)          2,545
                                                    -----------     -----------
Net cash provided by operating activities               734,456         238,414
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                   (10,295)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit                          (5,992)
Principal payments on long-term debt                   (113,297)           (942)
                                                    -----------     -----------
Net cash used by financing
  activities                                           (119,289)           (942)
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALANTS               604,872         237,472

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                     157,801         199,880
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   762,673     $   437,352
                                                    ===========     ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                           2004          2003
                                                           ----          ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                   $  63,152     $ 117,486
                                                         =========     =========
Cash paid for taxes                                      $       0     $       0
                                                         =========     =========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Common stock issued for
  accounts payable                                       $       0     $ 160,000
                                                         =========     =========
Cancellation of capital lease
  and return of asset to vendor                          $   9,202     $       0
                                                         =========     =========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiary (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, you attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

      Nature of Business and History of Company - DND Technologies, Inc. was organized on May 9, 1997, under the laws of the state of Nevada. The Company operates as a holding company for subsidiary acquisitions. The Company's operating subsidiary is Aspect Systems, Inc. (located in Arizona and Texas; hereinafter referred to as "ASI").

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

      Going Concern - These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred significant operating losses in 2003 and 2002 and has negative working capital and a stockholders' deficit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Principles of Consolidation - The consolidated financial statements include the accounts of DND Technologies, Inc. and its wholly-owned subsidiaries ASI and ASI Team Asia Ltd. All material inter-company accounts and transactions have been eliminated.

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

      Allowance For Doubtful Accounts - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.)

      Inventory - Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Cost includes raw materials, freight, labor and manufacturing overhead.

      License Agreements - The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam Research Corporation ("Lam") (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years) (see Notes 6 and 7).

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

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

      Office furniture, fixtures and equipment                         5-7 Years
      Leasehold improvements                                       Term of lease
      Machinery and equipment                                            7 Years
      Laboratory tools                                                   7 Years

      Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment in the three months ended March 31, 2004.

      Product Warranty Provision - ASI provides a warranty provision on sales of its systems to cover anticipated repairs and/or replacement. The warranty on selected systems ranges from ninety days to twelve months from date of acceptance, not to exceed fourteen months from the ship date.

      Preferred Stock - The Company has approved the creation of a Preferred Stock. As of this date no shares have been authorized and no terms or rights attributable to this stock have been created.

      Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues are recorded under two categories:

      Product sales - The Company recognizes revenue when the goods are shipped and title passes to its customers.

      Service income - The Company recognizes revenue from service income when services are performed.

      Shipping and Handling Costs - The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

      Advertising - The Company expenses all advertising as incurred. For the three months ended March 31, 2004 and 2003, the Company charged to operations $0 and $2,800, respectively.

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

      Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. At March 31, 2004, approximately $563,000 represents deposits in excess of Federally insured limits.

      Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At March 31, 2004, the Company had one customer whose balance was 37% of net accounts receivable.

      Significant Customers - For the three months ended March 31, 2004 and 2003, the Company had four customers and two customers, respectively, whose revenues exceeded 10% of total revenues (2004 - 10%, 13%, 16%, and 18%; 2003 - 27% and 14%).

      Revenues in 2004 outside the United States included Europe (27%), Asia (7%) and Canada (7%).

      Significant Suppliers - For the three months ended March 31, 2004, approximately 15% of gross inventory purchases were purchased from Lam Research Corp. The Company expects to have significant purchases of inventory from Lam in the coming year.

      Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of March 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Recently-Issued Accounting Pronouncements - In January 2003 the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003. In December

      2003, the FASB issued a revision to FIN 46 ("FIN46R") to clarify some of the provisions of FIN 46. The Company currently has no entities which have the characteristics of a variable interest entity. Furthermore, the Company's adoption of the remaining provisions of FIN 46R in the quarter ending March 31, 2004 did not have an impact on the Company's financial statements.

      In December 2003, the FASB issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provisions of SFAS No. 132R on January 1, 2004.

      The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

      Reclassifications - Certain 2003 amounts have been reclassified to conform to 2004 presentations.

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                             $1,570,547
      Allowance for doubtful accounts                                     34,000
                                                                      ----------

      Net accounts receivable                                         $1,536,547
                                                                      ==========

      Allowance For Doubtful Accounts:

      Balance, January 1, 2004                                        $   34,000
      Additions for the year                                                   0
      Collection of accounts previously written off                            0
                                                                      ----------

      Balance, March 31, 2004                                         $   34,000
                                                                      ==========

3.    INVENTORIES

      The inventories are comprised of the following:

      Parts and materials                                           $ 3,814,946
      Work-in-process                                                   562,773
      Allowance for obsolescence                                     (3,013,082)
                                                                    -----------

                                                                    $ 1,364,637
                                                                    ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation at March 31, 2004 consist of:

      Office, furniture, fixtures and equipment                      $   345,890
      Leasehold improvements                                             437,544
      Machinery and equipment                                            323,938
      Laboratory tools                                                    25,833
                                                                     -----------
                                                                       1,133,205
      Less accumulated depreciation                                      758,165
                                                                     -----------

      Total property and equipment                                   $   375,040
                                                                     ===========

5.    LICENSE AGREEMENT AND PAYABLE, LAM RESEARCH CORPORATION

      In November 2002, ASI entered into an asset purchase and licensing agreement with Lam. Under the agreement, ASI purchased approximately $2.1 million of inventory (see Note 11) from Lam and entered into a licensing agreement requiring payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). ASI has recorded the payable after imputing interest at 6%.

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
                                                       ==========     ==========

      The Company has questioned the realized value of the products received and is currently in default on its payments. Negotiations are in process with Lam to revise the terms and dollar value of repayment; accordingly, the full amount has been classified as current in the consolidated balance sheet.

6.    LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

      In November 2003, the Company entered into an agreement with Axcelis, acquiring an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semi-conductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for the payment of a License fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 fee has been paid and a royalty on related sales ranging from 10% to 2% through December 31, 2010.

      Estimated amortization of the license fee is as follows:

      December 31, 2004                                                 $ 21,428
      December 31, 2005                                                   21,428
      December 31, 2006                                                   21,428
      December 31, 2007                                                   21,428
      December 31, 2008                                                   21,428
      Thereafter                                                          41,074
                                                                        --------

                                                                        $148,214
                                                                        ========

      The license and royalty payable at March 31, 2004 consisted of the following:

      License payable                                                   $ 99,230
      Royalty payable                                                     27,350
                                                                        --------

      Total License and Royalty Payable                                 $126,580
                                                                        ========

7.    LINE OF CREDIT

      ASI had a $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") which matured on April 1, 2002. Interest is accrued at Libor plus 2.75% (5.84% at March 31, 2004). The note is secured by a first lien on the Company's accounts receivable and inventories and has been personally guaranteed by the majority shareholder.

      On May 14, 2004, the Company entered into an agreement with Merrill Lynch which provides for the dismissal of all litigation between the companies and the restructure of the outstanding balance of the line of credit and the term loan (see Note 8) into a term loan.

8.    NOTES PAYABLE, OTHER

      On May 19, 2001, the Company received a $250,000 term             $111,520
      loan from Merrill Lynch Business Financial Services,
      Inc. The loan is payable in sixty monthly installments of $4,167, including interest at Libor plus 2.75% with an effective rate of 5.84% at March 31, 2004. The loan is secured by the same assets as the line of credit to Merrill Lynch and has been restructured into the term loan as referenced in Note 7

      A note payable, bearing interest at 12% was due in                 200,000
      November 2003, required monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory of ASI . The note includes options to purchase shares of the Company's common stock
      (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share)

      A note payable to an individual. On June 12, 1997, the              23,719
      Company acquired 35% of the outstanding stock of ASI from the former president of ASI and issued a note payable to the seller for $483,630. The note is payable in quarterly installments of $24,319, including interest at 10% and matures on May 15, 2004. The note is secured by 947,000 shares of ASI stock held in escrow. The final payment was made on May 14, 2004

      Various unsecured demand notes due to an individual with
      interest accruing at 7%                                            289,350
                                                                        --------

      Total (all current)                                               $624,589
                                                                        ========

9.    CAPITAL LEASES PAYABLE

      The Company leases various assets under capital leases. The leases require thirteen to sixty monthly payments that vary from $286 to $1,626, including interest at 6% to 19%. The leases mature September 2005 through October 2008.

      Future minimum lease payments under the leases are a follows:

      December 31, 2004                                                $ 26,520
      December 31, 2005                                                  21,642
      December 31, 2006                                                   7,008
      Thereafter                                                         11,704
                                                                       --------
      Total                                                              66,874
      Less amount representing interest                                 (15,877)
                                                                       --------

      Present value of future minimum lease payments                     50,997
      Less current portion                                              (21,650)
                                                                       --------

      Long-term portion                                                $ 29,347
                                                                       ========

10.   LAWSUIT SETTLEMENT

      On April 30, 2004, the Company and a former employee settled counter-claims against each other arising from the employee's prior association with the Company. The Company has recorded the entire settlement payable to the employee, $140,000, as of March 31, 2004. Payments in the amount of $10,000 per month begin September 1, 2004 and continue until October 1, 2005, without interest.

      Future minimum payments under the agreement are a follows:

      December 31, 2004                                                 $ 40,000
      December 31, 2005                                                  100,000
                                                                        --------
      Total                                                             $140,000
                                                                        ========

11.   ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      The inventory purchase from Lam (see Note 5) is due in equal monthly installments beginning in July 2003.

      The Company has questioned the realized value of the products received and is currently in default on its payments. Negotiations are in process with Lam to revise the terms and dollar value of repayment; accordingly, the full amount has been classified as current in the consolidated balance sheet.

12.   AMOUNTS DUE TO RELATED PARTIES

      The due to related parties at March 31, 2004 consists of the following:

      Notes payable to Chairman of Company at 7.0%                      $120,000
      Accrued interest on notes payable                                   35,890
      Accrued officer's salaries                                         280,160
                                                                        --------

      Total Amount Due To Related Parties                               $436,050
                                                                        ========

13.   INCOME TAXES

      Provision (Benefit)

      The provision for income taxes for the three months ended March 31, 2004 represents primarily California franchise taxes and consists of the following:

                                                                           2004
                                                                           ----

      Current                                                            $   800
      Deferred                                                           $     0

      Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at March 31, 2004:

      Net operating loss carryforwards                              $   928,000
      Timing difference for expense deductions                           30,000
                                                                    -----------
                                                                        958,000
      Less valuation allowance                                         (958,000)
                                                                    -----------

      Net deferred tax assets                                       $         0
                                                                    ===========

       Summary of valuation allowance:

      Balance, January 1, 2004                                      $ 1,083,000
      Reduction for the three months ended March 31, 2004              (125,000)
                                                                    -----------

      Balance, March 31, 2004                                       $   958,000
                                                                    ===========

      In assessing the realizeability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

14.   NET OPERATING LOSSES

      The Company has the following net operating loss carryforwards:

                                                                  Aspect
                                                                 Semiquip
                                                               International
                                                                    Inc.
                                                    DND             and
                                                Technologies      Semiquip
        Year of Loss       Expiration Date          Inc.            Inc.              Total
        ------------       ---------------          ----            ----              -----

      December 31, 1997   December 31, 2017     $    82,403      $         0      $    82,403
      December 31, 1998   December 31, 2018          17,297                0           17,297
      December 31, 2000   December 31, 2020         117,915                0          117,915
      December 31, 2001   December 31, 2021         142,448          134,299          276,747
      December 31, 2002   December 31, 2022       1,507,813                0        1,273,204
      December 31, 2003   December 31, 2023       2,876,627                0        2,876,627
                                                -----------      -----------      -----------
                          Subtotal                4,744,503          134,299        4,878,802
      Less estimated use March 31, 2004            (234,609)        (134,299)        (368,908)
                                                -----------      -----------      -----------

                                                $ 4,509,894      $         0      $ 4,509,894
                                                ===========      ===========      ===========

      $360,063 of DND Technology, Inc.'s loss can only be used to offset income derived by that company.

15.   COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which expire in November 2007 and November 30, 2008, respectively. Rent expense in 2004 and 2003 amounted to $107,167 and $93,709, respectively.

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

16.   EMPLOYEE STOCK OPTIONS

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

      A summary of the option activity for the three months ended March 31, 2004, pursuant to the terms of the Plan is as follows:

      Options outstanding at January 1, 2004                 4,774,226      $.06
      Granted                                                        0      $.00
      Exercised                                                      0      $.00
      Cancelled and expired                                          0      $.00
                                                             ---------

      Options outstanding at March 31, 2004                  4,774,226
                                                             =========

      3,004,226 shares are exercisable at March 31, 2004.

      Information regarding stock options outstanding as of March 31, 2004 is as follows:

      Price                                                              $   .06
      Weighted average exercise price                                    $   .06
      Weighted average remaining contractual life              9 years, 4 months

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
      Expected life                                                     10 years

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net income:
       As reported                                                      $262,381
       Proforma                                                         $258,263

      Net Income per common stock share:
       Basic:
         As reported                                                        $.01
         Proforma                                                           $.01
       Diluted:
         As reported                                                        $.01
         Proforma                                                           $.01

17.   MANAGEMENT PLANS IN REGARDS TO GOING CONCERN

      Management's plans include, but are not limited to, renegotiating the Lam agreement, negotiating a long-term payment plan for the Merrill Lynch line of credit, increasing revenue by continuing to expand the legacy product lines, and obtaining additional equity or debt financing from investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Aspect Systems, Inc, ("ASI") a wholly owned subsidiary of DND Technologies, Inc, ("DND" or the Company) is a supplier of semiconductor manufacturing equipment and also provides complete after market support of the aforementioned equipment, which currently include Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus products manufactured on the Matrix System One and Ten platforms. Elements of support range from a full line of spare parts and assemblies, to various engineering services. ASI also offers a wide variety of sub-assembly repair services and reconditioning/refurbishing of an array of temperature control units used in the semiconductor industry.

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

                   Critical Accounting Policies and Estimates

      In consultation with our Board of Directors, we have identified ten accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

      1. Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses in 2002 and 2003 and has negative working capital and a stockholders' deficit. These factors raise doubt as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

            1. Negotiate a long-term payment plan for the Merrill Lynch line of credit. succeeded: litigation settled and new term loan negotiated

            2. Negotiate repayment terms and assessed inventory value with Lam Research Corporation. succeeded: inventory revaluated and new terms negotiated

            3. Obtain additional equity or debt financing from investors. in progress: campaign plans are underway

            4. Increase revenue by capturing greater market share through aggressive sales efforts in a recovering market economy. in progress: first quarter book-to-bill ~1.5:1

            5. Expand the ASI product base by obtaining rights to other legacy products, thereby increasing revenue.

      2. Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company's subsidiary, Aspect Systems, Inc. ("ASI"), does require advance payments on certain orders of large systems.

      3. Allowance for Doubtful Accounts

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

      4. Inventory

      Inventory is valued at the lower of cost or market. Cost includes raw materials, freight, labor and manufacturing overhead.

      5. License Agreements

      The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam Research Corporation ("Lam") (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years).

      6. Property and Equipment

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

            Office furniture, fixtures and equipment             5 - 7 Years
            Leasehold improvements                               Term of Lease
            Machinery and equipment                              7 Years
            Laboratory tools                                     7 Years

      7. Product Warranty Provision

      ASI provides a warranty provision on sales of its parts and systems to cover anticipated repairs and/or replacement. The Company provides a warranty on its systems ranging from ninety days to twelve months from date of acceptance, not to exceed fourteen months from the ship date.

      8. Revenue Recognition

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

            Service income - The Company recognizes revenue from service income when services are performed.

      9. Income Taxes

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

      10. Employee Stock Options

      We account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options.

      Selected Financial Information

                                                          Three Months Ended
                                                                                            Increase
                                                      3/31/2004          3/31/2003          (Decrease)                %
                                                     -----------        -----------        -----------              ----
Statements of Operations
        Total Revenue                                $ 3,290,775        $ 1,696,970        $ 1,593,805                94%
                                                     -----------        -----------
        Cost of Revenue:
             Costs of revenues                         1,930,155          1,022,534            907,621                89%
             Reserve for slow moving and
                  Obsolete inventory                                         16,970             16,970               100%
                                                                        -----------
        Total Cost of Revenues                         1,930,155          1,039,504            890,651                86%
                                                     -----------        -----------
             Percentage of Sales                              59%                61%
        Gross Profit                                   1,360,620            657,466            703,154               107%
                                                     -----------        -----------
             Percentage of Sales                              41%                39%
        Operating Expenses:
             Research and development                     15,187             16,121               (934)                6%
             Sales and marketing                         416,532            236,662            179,870                76%
             General and administrative                  431,597            429,347            (10,607)               (2%)
                                                     -----------        -----------
        Total Operating Expenses                         863,316            682,130            181,186                27%
                                                     -----------        -----------
        Income (Loss) from Operations                    497,304            (24,664)           521,968              2116%
                                                     -----------        -----------
        Other Income (Expense):
             Interest Expense                            (94,123)           (90,255)             3,868                 4%
             Lawsuit Settlement                         (140,000)                 0            140,000               100%
             Other Income                                      0                223               (233)             (100%)
                                                     -----------        -----------
        Total Other Income (Expense)                    (234,123)           (90,032)           144,091               160%
                                                     -----------        -----------
        Income (Loss) Before Income Tax Expense          263,181           (114,696)           377,877               329%
        Income Tax Expense (Benefit)                         800             (2,932)             3,732               127%
                                                     -----------        -----------
        Net Income (Loss)                            $   262,381        $  (111,764)           374,145               335%
                                                     ===========        ===========
        Net (Loss) Per Share
             Basic                                           .01               (.01)               .02               200%
             Diluted                                         .01               (.01)               .02               200%

Results of Operations

Three months ended March 31, 2004, compared to three months ended March 31, 2003.

Revenues

      Our revenue increase of $1,593,805, or 94%, was due to an increase in system sales ($1,734,000 in 2004 versus $137,000 in 2003) to customers who are purchasing additional capital equipment capacity to meet the demands of a recovering economy.

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $907,621 or 89%. This increase is primarily the result of costs associated with increased revenues in 2004. Our cost of revenues as a percentage to revenues decreased from 61% in 2003 to 59% in 2004. This decrease in percentage is primarily due to improved operating efficiencies achieved through a higher level of business activity, particularly in our equipment sector .

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory, is the change due to analysis of slow-moving and obsolete inventory. In the third quarter of 2003, we performed an analysis of our slow moving and obsolete inventories and accordingly, recorded an increase in our reserve of over $2 million. Based on our analysis in the first quarter of 2004, there was no significant adjustment to the reserve considered necessary.

Operating Expenses

      Research and Development

      Research and development costs decreased $934 or 6% in the three months ended March 31, 2004. The decrease is related to the discontinuation of the "Crystal Development" project in 2003. We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $179,870 or 76% in the three months ended March 31, 2004. The increase is primarily related to royalties ($100,000) and commissions ($78,000) increasing with the increase in system sales.

General and Administrative

                                                         Three Months Ended
                                                                                 Increase
                                                        3/31/2004   3/31/2003   (Decrease)          %
                                                        ---------   ---------   ----------         ---
General and Administrative
       Salaries and wages                                $170,584    $159,707    $ 10,877            7%
       Professional fees                                   81,115     103,893     (22,778)         (22%)
       Rent, less amount allocated to Cost of Revenue      58,773      45,336      13,437           30%
       Other general and administrative expenses          121,125     120,411         714            1%
                                                         --------    --------
            Total General and Administrative             $431,597    $429,347       2,250            1%
                                                         ========    ========

      Professional fees decreased in 2004 in the amount of $22,778 primarily due to the integration of our accounting and inventory/production control systems that was completed in the first quarter of 2003. There was also a decrease in accounting fees of $17,000 due to our improvements in delivering financial information to our outside independent auditor thus decreasing our reliance on outside consultants, offset by increased legal fees of $16,000 due to our efforts to settle outstanding litigation.

Lawsuit Settlement

The Company settled litigation with a former employee which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. (See further discussion below under Liquidity and Capital Resources.)

Net Income

      We had a net income of $262,381 for the three months ended March 31, 2004, compared to a net loss of $111,764 for the three months ended March 31, 2003. The increase in the net income was caused primarily by improved manufacturing efficiencies achieved through an increased level of business activity, particularly in our equipment sector.

Capital Resources

                                       Three Months Ended
                                       ------------------
Working Capital                                                      Increase
---------------                    3/31/2004        3/31/2003        (Decrease)
                                 ------------     ------------     ------------

Current Assets                     $3,699,666       $3,911,566        ($223,100)
Current Liabilities                11,100,045        5,268,413        6,266,632
                                 ------------     ------------     ------------
      Deficit Working Capital     ($7,400,379)     ($1,356,847)      $6,043,532
                                 ============     ============     ============
Long-term Debt                        $99,347       $4,282,906      ($4,183,559)
                                 ============     ============     ============
Stockholders' (Deficit)           ($3,328,000)     ($1,020,886)      $2,307,114
                                 ============     ============     ============

Statements of Cash Flows Select Information

                                                        Three Months Ended
                                                   3/31/2004           3/31/2003
                                                   ---------           ---------

Net Cash Provided (Used) By:
Operating Activities                                $734,456           $238,414
Investing Activities                                ($10,295)                $0
Financing Activities                               ($119,289)             ($942)

Operating Activities

      During the three months ended March 31, 2004 cash provided from operations increased from $238,000 in 2003 to $734,000 in 2004. This increase resulted from an increase in our revenues and gross margin and a significant increase in our customer deposits in this quarter of $1.4 million. Our gross margin increased from approximately $650,000 in the three months ended March 31, 2003 to $1.4 million in the three months ended March 31, 2004 primarily as a result of selling higher margin capital equipment.

Investing Activities

      Cash used of $10,000 in the three months ended March 31, 2004 was for the minor purchases of equipment.

      The Company currently has no material commitments for capital expenditures.

Financing Activities

      Financing activities in the three months ended March 31, 2004 consisted of proceeds principal payments on long-term debt. Based on our increased profits and available cash, we were able to reduce our term debt by $119,000 in 2004.

      We have $8,139,616 and $99,347 of term-debt payments due within the next year and next two to five years, respectively. Our ability to repay this debt is contingent upon continued improvement of cash flow from operations, and upon our ability to continue the expansion of our product line and market share.

Liquidity and Capital Resources

      Our liquidity has been negatively impacted by the operating losses we experienced in 2002 and 2003. We attribute these operating losses primarily to the general decline in the economy of the United States, which we believe substantially decreased discretionary spending by consumers. As a result, consumers purchased fewer products in the computer and semiconductor industries. With the improvement in the economy beginning in this first quarter of 2004, we are now experiencing improving liquidity as a result of the sales of a greater number of products at higher margins and the related significant increase in customer deposits.

      To date, we have financed our operations with cash from our operating activities, a bank line of credit and a loan for $200,000. This loan for $200,000 was made by Jean Charles Cartier in October of 2002, with a twelve-month term and at an interest rate of 12% per annum. Mr. Cartier also received warrants to acquire 200,000 shares at $0.20 per share and 200,000 shares at $1.00 per share. As of November of 2003, we are in default on our $200,000 bridge loan due to Mr. Cartier, which is secured by a second lien on our accounts receivable and inventories. The interest of $24,000 has now been paid, and we are in negotiations with the heirs of the Jean Charles Cartier estate to possibly even convert the indebtedness to equity, but there can be no assurance that we will succeed.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% with an effective rate of 5.84% at March 31, 2004. The note is secured by a first lien on our accounts receivable and inventories that amounted to approximately $2,260,000 at December 31, 2003 and has been personally guaranteed by the majority shareholder. Our wholly-owned subsidiary, Aspect Systems, Inc. has been in default on payment of this line of credit since in matured on April 1, 2002 and faced ongoing litigation with Merrill Lynch as a result of nonpayment. On May 14, 2004, we reached a settlement agreement with Merrill-Lynch which dismisses all litigation and restructures repayment of our existing debt into one single term loan instrument due in approximately 17 months. The restructured term loan ("New Loan") will have a balance of $1,145,000, requires interest only payments for a term of 17 months at an interest rate of two percent (2%) plus the prime rate and a balloon payment upon the expiration of the term. The New Loan is guaranteed by both DND Technologies, Inc. and Doug Dixon. The settlement agreement and related New Loan remain subject to final execution by the parties.

      Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased approximately $2.1 million in product under the Agreement, and we are required to pay approximately $5.3 million over the next 7 years as a license for the licensed intellectual property.

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

      In view of recent developments and ongoing discussions with Lam Research and representatives of the Cartier heirs, it is management's view that it would be highly unlikely that any attempt would be made to foreclose on their security interests as provided in their agreements with the Company. However, there can be no assurance that they would not seek to foreclose and should either party obtain a judgment against us in court, we could lose part or all of our assets, the Company could be forced to cease operations and our stock could become worthless.

      On May 2, 2003, Scott Magoon, a former shareholder and employee of Aspect Systems, Inc., a subsidiary of DND, filed a complaint in the Dallas County, Texas court, naming DND Technologies, Inc., Aspect Semiquip International, Inc., Semiquip, Inc. and Doug N. Dixon as defendants. On April 30,

2004, we entered into a Settlement Agreement and Mutual Release with Mr. Magoon. The Settlement Agreement provides for dismissal of the lawsuit filed by Mr. Magoon; transfer of 2,400,000 shares from Douglas Dixon (our CEO) to Mr. Magoon, with 400,000 of such shares to be held in escrow until our common stock reaches a certain price; transfer of 800,000 shares from Mr. Dixon to Korn, Bowditch & Diaz, LLP; payment to Mr. Magoon of $10,000 per month for fourteen months beginning in September of 2004; a mutual release of claims by the parties; and certain other agreements between the parties. While this settlement alleviates ongoing legal fees and costs related to litigation, the Company will be required to make a total of $140,000 in payments.

      In November 2003, the Company entered into an agreement with Axcelis Technologies, Inc. and acquired an exclusive license to manufacture, sell, and provide service and parts support for certain dry strip semiconductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for a one time payment of $150,000 plus a quarterly payment equal to 18% of net revenues from the sale of these products by the Company, until $2,750,000 (the license fee) has been paid, and payment of a royalty on related sales ranging from 2% to 10% through December 31, 2010.

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases and achieving final execution of a new agreement with Lam Research which replaces that under which the parties are in default.

      Our current obligations consist of $200,000 due immediately to Mr. Cartier, approximately $1.2 million due to Merrill Lynch over the next 17 months, and a total of approximately $8 million due to Lam and Axcelis over the next several years. Even if we are able to increase revenue, expand our product base and obtain additional financing, we cannot be certain that we can meet these obligations, particularly if we fail to negotiate favorable agreements with Cartier and Lam.

      Because of our tight cash flow, it is likely that during the next 12-month period we will seek financing from one or more sources such as capital investment firms or private fund managers. Preparations are underway to present a corporate profile and backgrounder to this end, followed by an aggressive search for funding. However, we do not have any commitments for financing or other plans in place to obtain financing. Additional financing may not be available on acceptable terms or at all.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended December 31, 2003.

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

      o Our settlement agreement and related new loan with Merrill Lynch remain subject to execution by the parties and failure to execute it could result in ongoing costly litigation and ultimately foreclosure of our assets.

      o We are in default on a $200,000 note with Cartier and the Cartier estate could foreclose on our business at any time.

      o We are in default on our license agreement with Lam Research Corp., and Lam could seek to foreclose on its purchase money security interest under the agreement at any time.

      o We depend on Douglas Dixon, our CEO, and Dennis Key, our CFO and CEO of ASI, and their relationships within the semiconductor industry. Their loss would seriously disrupt our operations.

      o Demand for our products is unpredictable and based in part on factors beyond our control.

      o Demand for our products is subject to cyclical downturns in the semiconductor industry.

      o We are subject to the risks associated with the intensely competitive and capital-intensive nature of the semiconductor industry.

      o Our independent accountants have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

      o We are subject to risks relating to product concentration and lack of product revenue diversification.

      o     The semiconductor industry is based on rapidly changing technology.

      o     We may experience supply shortages.

      o     We are exposed to the risks of operating a global business.

      o We are exposed to risks as a result of ongoing changes in the semiconductor industry that are increasing the importance of spare equipment, parts and service.

      o We are exposed to risks associated with a highly concentrated customer base, with four customers accounting for approximately 57% of sales.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 14, 2004, the Company reached a settlement agreement with Merrill Lynch ("Merrill Lynch Settlement Agreement") dismissing all claims and ongoing litigation against its subsidiary, Aspect Systems, Inc. related to a failure to repay a line of credit which matured on April 1, 2002. Pursuant to the terms of the settlement agreement, the new note consolidating previous indebtedness is due and payable approximately 17 months from the date of execution in a one lump sum payment amount. Both DND Technologies, Inc. and Douglas N. Dixon have guaranteed the new note. The Merrill Lynch Settlement Agreement is subject to final execution by the parties and payment of certain fees and costs which the Company anticipates completing on or before May 21, 2004.

      On April 30, 2004, we entered into a Settlement Agreement and Mutual Release with Scott Magoon and the other parties to the lawsuit filed by Mr. Magoon in May of 2003. The Settlement Agreement provides for dismissal of the lawsuit filed by Mr. Magoon; transfer of 2,400,000 shares from Douglas Dixon (our CEO) to Mr. Magoon, with 400,000 of such shares to be held in escrow until our common stock reaches a certain price; transfer of 800,000 shares from Mr. Dixon to Korn, Bowditch & Diaz, LLP; payment to Mr. Magoon of $10,000 per month for fourteen months beginning in September of 2004; a mutual release of claims by the parties; and certain other agreements between the parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

                  32    Section 1350 Certifications

            (b)   Reports on Form 8-K:

                  On January 28, 2004, we filed a Current Report on Form 8-K/A, amending the Report filed on August 7, 2002, to provide the required financial statements related to the merger of the Company with Aspect Semiquip International, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004

                                        DND TECHNOLOGIES, INC., a Nevada
                                        corporation


                                        By: /s/ Douglas N. Dixon
                                        ----------------------------------------
                                        Douglas N. Dixon, CEO and Director