Form 10QSB
period 2004-06-30
DND TECHNOLOGIES INC
filed 2004-08-18
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                          Commission File No. 333-42936

                             DND TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        Nevada                                               84-1405298
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
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

            Class                              Outstanding as of August 16, 2004
            -----                              ---------------------------------
Common stock, $0.001 par value                            23,000,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents
                                                                            Page

PART I     FINANCIAL INFORMATION.........................................    3

Item 1.    Consolidated Unaudited Financial Statements...................    3

Consolidated Unaudited Balance Sheet.....................................    4

Consolidated Unaudited Statements of Operations..........................    6

Consolidated Unaudited Statements of Stockholders' (Deficit).............    8

Consolidated Unaudited Statements of Cash Flows..........................    9

Item 2.    Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................   26

Item 3.    Controls and Procedures.......................................   35

PART II    OTHER INFORMATION.............................................   37

Item 1.  Legal Proceedings ..............................................   37

Item 6.    Exhibits and Reports on Form 8-K..............................   37

SIGNATURES ..............................................................   38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  393,101
Accounts receivable, net of
  allowance for doubtful accounts                                      1,503,911
Inventories, net of allowance for obsolescence                         1,555,464
Prepaid expenses                                                         184,701
                                                                      ----------
Total current assets                                                   3,637,177
                                                                      ----------

PROPERTY AND EQUIPMENT, Net of
  accumulated depreciation                                               341,512
                                                                      ----------

OTHER ASSETS:
License agreements                                                     3,627,839
Loan fees                                                                 11,450
Deposits                                                                  20,366
                                                                      ----------
Total other assets                                                     3,659,655
                                                                      ----------

TOTAL ASSETS                                                          $7,638,344
                                                                      ==========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable, current portion                                      $   489,350
Note payable, Merrill Lynch, current portion                            270,402
Capital leases payable, current portion                                  21,960
Lawsuit payable, current portion                                         90,000
Accounts payable and accrued expenses                                 1,939,619
Deposits from customers                                               1,026,549
Accounts payable, Lam Research Corporation, current portion             503,864
License payable, Lam Research Corporation, current portion              500,902
License and royalty payable, Axcelis                                    223,244
Amounts due to related parties                                          438,806
                                                                    -----------
Total current liabilities                                             5,504,696
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES, NET OF CURRENT PORTION:
Capital lease payable                                                    23,921
Accounts payable, Lam Research Corporation                              537,006
Note payable, Merrill Lynch                                             835,789
License payable, Lam Research Corporation                             3,221,416
Lawsuit payable                                                          50,000
                                                                    -----------
Total long-term liabilities, net of current portion                   4,668,132
                                                                    -----------

STOCKHOLDERS' DEFICIT:
Preferred stock                                                               0
Common stock, par value, $.001 per share;
  authorized, 50,000,000 shares;
  issued and outstanding, 23,000,000 shares                              23,000
Paid-in capital                                                       1,957,160
Common stock subscribed                                                  55,000
Accumulated deficit                                                  (4,569,644)
                                                                    -----------
Total stockholders' deficit                                          (2,534,484)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 7,638,344
                                                                    ===========

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                  Three Months                   Six Months
                           --------------------------    --------------------------
                               2004           2003           2004           2003
                               ----           ----           ----           ----
REVENUE:
Systems and Chillers       $ 2,074,235    $   900,963    $ 3,808,101    $ 1,043,464
Parts, assemblies
  and consumables            1,619,561      1,393,612      3,126,785      2,904,790
Field service and
  training                      43,738        160,093         93,423        203,384
                           -----------    -----------    -----------    -----------
Total revenue                3,737,534      2,454,668      7,028,309      4,151,638
                           -----------    -----------    -----------    -----------

COST OF REVENUE:
Cost of revenues -
  recurring operations       2,526,313      1,588,759      4,456,468      2,645,233
Reserve for slow moving
  and obsolete inventory      (800,668)       (49,232)      (800,668)       (66,202)
                           -----------    -----------    -----------    -----------
Total cost of revenue        1,725,645      1,539,527      3,655,800      2,579,031
                           -----------    -----------    -----------    -----------

GROSS PROFIT                 2,011,889        915,141      3,372,509      1,572,607
                           -----------    -----------    -----------    -----------

OPERATING EXPENSES:
Research and development        16,656         13,987         31,843         30,108
Sales and marketing            551,328        257,210        967,860        493,872
General and
  administrative               566,056        450,168        997,653        879,515
                           -----------    -----------    -----------    -----------
Total operating expenses     1,134,040        721,365      1,997,356      1,403,495
                           -----------    -----------    -----------    -----------

INCOME FROM
  OPERATIONS                   877,849        193,776      1,375,153        169,112
                           -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Interest expense               (84,333)      (112,166)      (178,456)      (202,421)
Lawsuit settlement                   0              0       (140,000)             0
Other income                         0           (223)             0              0
                           -----------    -----------    -----------    -----------
Other expense, net             (84,333)      (112,389)      (318,456)      (202,421)
                           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE           793,516         81,387      1,056,697        (33,309)

INCOME TAX EXPENSE
  (BENEFIT)                          0          2,932            800              0
                           -----------    -----------    -----------    -----------

NET INCOME (LOSS)          $   793,516    $    78,455    $ 1,055,897    $   (33,309)
                           ===========    ===========    ===========    ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                             Three Months              Six Months
                       -----------------------   -----------------------
                          2004         2003         2004         2003
                          ----         ----         ----         ----

NET INCOME (LOSS)
  PER COMMON SHARE:
  Basic                $      .03   $      .01   $      .05   $     (.01)
                       ==========   ==========   ==========   ==========
  Diluted              $      .03   $      .01   $      .04   $     (.01)
                       ==========   ==========   ==========   ==========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING
  AND SUBSCRIBED:
     Basic             23,000,000   22,000,000   23,000,000   22,000,000
                       ==========   ==========   ==========   ==========
     Diluted           26,340,986   22,000,000   26,340,986   22,000,000
                       ==========   ==========   ==========   ==========

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)


                        Stock Subscribed           Common Stock
                      ---------------------   -----------------------     Paid-in     Accumulated
                       Shares      Amount       Shares       Amount       Capital       Deficit         Total
                       ------      ------       ------       ------       -------       -------         -----
BALANCE,
  DECEMBER 31, 2003   1,100,000   $  55,000    23,000,000   $  23,000   $ 1,957,160   $(5,625,541)   $(3,590,381)

NET INCOME                    0           0             0           0             0     1,055,897      1,055,897
                      ---------   ---------   -----------   ---------   -----------   -----------    -----------

BALANCE,
  JUNE 30, 2004       1,100,000   $  55,000    23,000,000   $  23,000   $ 1,957,160   $(4,569,644)   $(2,534,484)
                      =========   =========   ===========   =========   ===========   ===========    ===========

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $ 1,055,897     $   (33,309)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation                                           89,469          93,403
  Amortization                                          272,490         218,145
  Provision for slow moving and
    obsolete inventories                             (1,027,997)         66,202
  Loss on disposal of fixed asset                         2,349               0
  Settlement of lawsuit                                 140,000               0
  Changes in operating assets
    and liabilities:
    Accounts receivable                                (450,350)       (755,142)
    Other receivables                                         0         (10,155)
    Inventories                                        (440,845)       (914,548)
    Prepaid expenses and other assets                  (140,071)        (34,920)
    Accounts payable and accrued expenses               214,858       1,187,914
    Deposits from customers                             821,549               0
    Accrued expenses and amounts due
      to related parties                                 23,109         515,910
                                                    -----------     -----------
Net cash provided by operating activities               560,458         333,500
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                   (21,356)              0
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit                          (4,963)              0
Principal payments on long-term debt                   (298,839)       (308,951)
                                                    -----------     -----------
Net cash used by financing
  activities                                           (303,802)       (308,951)
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALANTS               235,300          24,549

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   157,801         199,880
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   393,101     $   224,429
                                                    ===========     ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004             2003
                                                         ----             ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                 $169,494         $215,564
                                                       ========         ========
Cash paid for taxes                                    $      0         $      0
                                                       ========         ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Common stock issued for
  accounts payable                                     $      0         $160,000
                                                       ========         ========
Cancellation of capital lease
  and return of asset to vendor                        $  9,202         $      0
                                                       ========         ========
Settlement of lawsuit                                  $140,000         $      0
                                                       ========         ========
Reduction of accounts payable,
  Lam Research Corporation                             $952,239         $      0
                                                       ========         ========

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiary (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

      ASI is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus a variety of plasma etch and strip products manufactured on the Matrix System One and Ten platforms. Elements of support include spare parts and assemblies, and various engineering services.

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

      Accounts Receivable - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Our repayment terms for parts sales are net 30 days. System sales terms vary and ASI does require advance payments on certain orders of large systems. Interest is not accrued on overdue accounts receivables.

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

      License Agreements - The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam Research Corporation ("Lam") (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years) (see Notes 5 and 6).

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

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

      Office furniture, fixtures and equipment                       5-7 Years
      Leasehold improvements                                     Term of lease
      Machinery and equipment                                          7 Years
      Laboratory tools                                                 7 Years

      Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment in the six months ended June 30, 2004.

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

      Advertising - The Company expenses all advertising as incurred. For the six months ended June 30, 2004 and 2003, the Company charged to operations $0 and $3,300, respectively.

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

      Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. At June 30, 2004, approximately $446,846 represents deposits in excess of Federally insured limits.

      Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At June 30, 2004, the Company had one customer whose balance was 9% of net accounts receivable.

      Significant Customers - For the six months ended June 30, 2004 and 2003, the Company had one customer and two customers, respectively, whose revenues exceeded 10% of total revenues (2004 - 11%; 2003 - 22% and 19%).

      Revenues in 2004 outside the United States included Europe (17%) and Asia (8%).

      Significant Suppliers - For the six months ended June 30, 2004, approximately 23% of gross inventory purchases were purchased from Lam Research Corp. The Company expects to have significant purchases of inventory from Lam in the coming year.

      Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of June 30, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Recently-Issued Accounting Pronouncements - In January 2003 the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued a revision to FIN 46 ("FIN46R") to clarify some of the provisions of FIN 46. The Company currently has no entities which have the characteristics of a variable interest entity. Furthermore, the Company's adoption of the remaining provisions of FIN 46R in the quarter ending June 30, 2004 did not have an impact on the Company's financial statements.

      In December 2003, the FASB issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the provisions of SFAS No. 132R on January 1, 2004.

      The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

      Reclassifications - Certain 2003 amounts have been reclassified to conform to 2004 presentations.

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                       $1,537,911
      Allowance for doubtful accounts                               34,000
                                                                ----------

      Net accounts receivable                                   $1,503,911
                                                                ==========

      At June 30, 2004, $67,135 of the Company's accounts receivable balances were over 90 days past due.

      Allowance For Doubtful Accounts:

      Balance, January 1, 2004                                     $34,000
      Additions for the year                                             0
      Collection of accounts previously written off                      0
                                                                   -------

      Balance, June 30, 2004                                       $34,000
                                                                   =======

3.    INVENTORIES

      The inventories are comprised of the following:

      Parts and materials                                     $ 3,764,773
      Work-in-process                                             841,155
      Allowance for obsolescence                               (3,050,464)
                                                              -----------

                                                              $ 1,555,464
                                                              ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation at June 30, 2004 consist of:

      Office, furniture, fixtures and equipment                 $  354,344
      Leasehold improvements                                       440,151
      Machinery and equipment                                      323,938
      Laboratory tools                                              25,833
                                                                ----------
                                                                 1,144,266
      Less accumulated depreciation                                802,754
                                                                ----------

      Total property and equipment                              $  341,512
                                                                ==========

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

      Estimated amortization of the license agreement is as follows:

      December 31, 2004                                         $  523,551
      December 31, 2005                                            523,551
      December 31, 2006                                            523,551
      December 31, 2007                                            523,551
      December 31, 2008                                            523,551
      Thereafter                                                 1,134,359
                                                                ----------

                                                                $3,752,114
                                                                ==========

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
                                                 ==========     ==========

6.    LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

      In November 2003, the Company entered into an agreement with Axcelis Technologies, acquiring an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semi-conductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provides for the one time payment of a License fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 fee has been paid and a declining royalty on related sales ranging from 10% to 2% through December 31, 2010.

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
                                                                  --------

                                                                  $148,214
                                                                  ========

      The license and royalty payable at June 30, 2004 consisted of the following:

      License payable                                             $143,514
      Royalty payable                                               79,730
                                                                  --------

      Total License and Royalty Payable                           $223,244
                                                                  ========

7.    NOTE PAYABLE, MERRILL LYNCH

      On May 14, 2004, the Company entered into an agreement with Merrill Lynch which provides for the dismissal of all litigation between the companies and the restructure of the outstanding balance of the line of credit and the existing term loan into a new term loan. On June 18, 2004, the Order regarding Joint Stipulation to Dismiss with Prejudice was filed in the US District Court of Arizona.

      The term loan bears interest at 2.00% plus the Prime Rate as published in the Wall Street Journal per annum. The loan is due December 2005 with amortized payments over 45 months and a balloon payment due at maturity. The loan also required a loan fee of $11,450. The loan is secured by a first lien on the Company's accounts receivable and inventories and has been guaranteed by Doug Dixon and the Company.

      Estimated amortization of the loan fee is as follows:

      December 31, 2004                                            $ 3,368
      December 31, 2005                                              8,082
                                                                   -------

                                                                   $11,450
                                                                   =======

      Future minimum payments under the term loan are as follows:

                                                   Total        Principal
                                                  Payments       Portion
                                                  --------       -------

      December 31, 2004                          $  327,807     $  270,402
      December 31, 2005                             860,392        835,789
                                                 ----------     ----------

                                                 $1,188,199     $1,106,191
                                                 ==========     ==========

8.    NOTES PAYABLE, OTHER

      A note payable, bearing interest at 12% was due            $200,000
      in November 2003, required monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory of ASI . The note includes options to purchase shares of the Company's common stock (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share).
      Legal representatives of the Cartier estate have agreed to accept two equal payments of $100,000 each, payable on September 30, 2004 and December
      31, 2004.

      Various unsecured demand notes due to an individual
      with interest accruing at 7%                                 289,350
                                                                  --------

         Total (all current)                                      $489,350
                                                                  ========

9.    CAPITAL LEASES PAYABLE

      The Company leases various assets under capital leases. The leases require thirteen to sixty monthly payments that vary from $286 to $1,626, including interest at 6% to 19%. The leases mature September 2005 through October 2008.

      Future minimum lease payments under the leases are a follows:

      December 31, 2004                                          $ 13,558
      December 31, 2005                                            21,642
      December 31, 2006                                             7,008
      Thereafter                                                   11,704
                                                                 --------
       Total                                                       53,912
      Less amount representing interest                            (8,031)
                                                                 --------

      Present value of future minimum lease payments               45,881
      Less current portion                                        (21,960)
                                                                 --------

      Long-term portion                                          $ 23,921
                                                                 ========

10.   LAWSUIT SETTLEMENT

      On April 30, 2004, the Company and a former employee settled counter-claims against each other arising from the employee's prior association with the Company. The Company has recorded an expense of the entire settlement payable to the employee, $140,000. Payments in the amount of $10,000 per month begin September 1, 2004 and continue until October 1, 2005, without interest.

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
                                                                  ========

11.   ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam Research Corporation that calls for payments of the inventory purchase (See Note 5) to be paid as follows:

      The spares inventory payment plan calls for                  $871,596
      30 monthly installment payments of $28,220 beginning
      August 1, 2004 and ending January 1, 2007 with an additional payment of $90,000 due by September 30, 2004. Additional inventory transfers of $65,000 are scheduled to take place in August 2004 and will be added to this outstanding balance for a total of $936,596.

      The product group inventory payment plan calls for           169,274
      18 monthly installments of $9,404 beginning August 1,     ----------
      2004 and ending January 1, 2006.

      Total                                                     $1,040,870
                                                                ==========

      Future minimum payments per the agreement are as follows:

      December 31, 2004                                         $  278,120
      December 31, 2005                                            451,487
      December 31, 2006                                            311,263
                                                                ----------
                                                                $1,040,870
                                                                ==========

12.   AMOUNTS DUE TO RELATED PARTIES

      The due to related parties at June 30, 2004 consists of the following:

      Notes payable to Chairman of Company at 7.0%                $120,000
      Accrued interest on notes payable                             38,646
      Accrued officer's salaries                                   280,160
                                                                  --------

      Total Amount Due To Related Parties                         $438,806
                                                                  ========

13.   INCOME TAXES

      Provision (Benefit)

      The provision for income taxes for the six months ended June 30, 2004 represents primarily California franchise taxes and consists of the following:

                                                                      2004
                                                                      ----

      Current                                                         $800
      Deferred                                                        $  0

      Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at June 30, 2004:

      Net operating loss carryforwards                        $   719,300
      Timing difference for expense deductions                     53,200
                                                              -----------
                                                                  772,500
      Less valuation allowance                                   (772,500)
                                                              -----------
      Net deferred tax assets                                 $         0
                                                              ===========

       Summary of valuation allowance:

      Balance, January 1, 2004                                $ 1,083,000
      Reduction for the six months ended June 30, 2004           (310,500)
                                                              -----------

      Balance, June 30, 2004                                  $   772,500
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

14. NET OPERATING LOSSES

      The Company has the following net operating loss carryforwards:

                                                                  Aspect
                                                                 Semiquip
                                                               International
                                                                    Inc.
                                                  DND               and
                                              Technologies        Semiquip
        Year of Loss        Expiration Date       Inc.              Inc.            Total
        ------------        ---------------       ----              ----            -----
      December 31, 1997    December 31, 2017   $   82,403        $        0        $   82,403
      December 31, 1998    December 31, 2018       17,297                 0            17,297
      December 31, 2000    December 31, 2020      117,915                 0           117,915
      December 31, 2001    December 31, 2021      142,448           134,299           276,747
      December 31, 2002    December 31, 2022    1,507,813                 0         1,273,204
      December 31, 2003    December 31, 2023    2,876,627                 0         2,876,627
                                               ----------        ----------        ----------
                            Subtotal            4,744,503           134,299         4,878,802
         Less estimated use June 30, 2004      (1,148,133)         (134,299)       (1,282,432)
                                               ----------        ----------        ----------

                                               $3,596,370        $        0        $3,596,370
                                               ==========        ==========        ==========

      $360,063 of DND Technology, Inc.'s loss can only be used to offset income derived by that company.

15.   COMMITMENTS AND CONTINGENCIES

      Warranty Reserve

      A summary of warranty reserve is as follows:

      Balance, January 1, 2004                                    $ 46,622
      Additions for the period                                     201,000
      Warranty expenses applied to reserve                          33,478
      Reduction of reserve for expired warranties                   27,960
                                                                  --------

      Balance, June 30, 2004                                      $186,184
                                                                  ========

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which require monthly payments of $14,424 and $9,762 and expire in November 2007 and November 30, 2008, respectively. Rent expense in 2004 and 2003 amounted to $107,167 and $93,709, respectively.

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

      A summary of the option activity for the six months ended June 30, 2004, pursuant to the terms of the Plan is as follows:

      Options outstanding at January 1, 2004              4,774,226   $ .06
      Granted                                                     0   $ .00
      Exercised                                                   0   $ .00
      Cancelled and expired                                 165,000   $ .06
                                                          ---------

      Options outstanding at June 30, 2004                4,609,226
                                                          =========

      4,204,226 shares are exercisable at June 30, 2004.

      Information regarding stock options outstanding as of June 30, 2004 is as follows:

      Price                                                           $.06
      Weighted average exercise price                                 $.06
      Weighted average remaining contractual life        9 years, 1 months

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
      Expected life                                                10 years

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net income:
                    As reported                                   $1,055,899
       Proforma                                                   $1,045,220

      Net Income per common stock share:
       Basic:
         As reported                                                    $.05
         Proforma                                                       $.05
       Diluted:
         As reported                                                    $.04
         Proforma                                                       $.04

17.   MANAGEMENT PLANS IN REGARDS TO GOING CONCERN

      Management's plans include, but are not limited to, final execution of the negotiated long-term payment plan for the Merrill Lynch line of credit, increasing revenue by continuing to expand the legacy product lines, obtaining additional equity or debt financing from investors, and increasing revenue by capturing greater market share through aggressive sales efforts.

18.   SUBSEQUENT EVENT

      On August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc. acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm formerly marketed by Matrix Integrated Systems, Inc., and Axcelis Technologies, Inc. under the trade names of "Bobcat 209" or "Cheetah" (limited to such equipment that includes at least one reactive ion etch chamber). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty on related sales from 10% down to 2% over a period of time that ends December 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Aspect Systems, Inc, ("ASI") a wholly owned subsidiary of DND Technologies, Inc, ("DND" or the Company) is a supplier and provider of after-market support of semiconductor manufacturing equipment which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, and plasma etch and strip products manufactured on the Matrix System One and Ten platforms. Elements of support range from a full line of spare parts and assemblies to various engineering services. ASI also offers a wide variety of sub-assembly repair services and reconditioning/refurbishing of an array of temperature control units used in the semiconductor industry.

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

      1.    Going Concern

      These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses in 2002 and 2003 and has negative working capital and a stockholder's deficit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

      Management's plans to eliminate the going concern situation include, but are not limited to, the following:

            1.    Obtain additional equity or debt financing from investors.

            2. Increase revenue by capturing greater market share through aggressive sales efforts in a recovering market economy.

            3. Expand the ASI product base by obtaining rights to other legacy products, thereby increasing revenue.

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

      10.   Employee Stock Options

      The Company accounts for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options.

Selected Financial Information

                                                      Three Months Ended
                                                   6/30/2004       6/30/2003       Increase
                                                   ---------       ---------       --------
                                                  (Unaudited)     (Unaudited)     (Decrease)
                                                  -----------     -----------     ----------
Statements of Operations
        Total Revenue                             $ 3,737,534     $ 2,454,668     $ 1,282,866
                                                  -----------     -----------     -----------
        Cost of Revenue:
          Costs of revenues                         2,526,313       1,588,759         937,554
          Reserve for slow moving and
             Obsolete inventory                      (800,668)        (49,232)       (751,436)
                                                  -----------     -----------     -----------
        Total Cost of Revenues                      1,725,645       1,539,527         186,118
                                                  -----------     -----------     -----------
          Percentage of Sales                              46%             63%
        Gross Profit                                2,011,889          15,141       1,096,748
                                                  -----------     -----------     -----------
          Percentage of Sales                              54%             37%
        Operating Expenses:
          Research and development                     16,656          13,987           2,669
          Sales and marketing                         551,328         257,210         294,118
          General and administrative                  566,056         450,168         115,888
                                                  -----------     -----------     -----------
        Total Operating Expenses                    1,134,040         721,365         412,675
                                                  -----------     -----------     -----------
        Income (Loss) from Operations                 877,849          93,776         684,073
                                                  -----------     -----------     -----------
        Other Income (Expense):
          Interest Expense                            (84,333)       (112,166)         27,833
          Other Income                                      0            (223)            223
                                                  -----------     -----------     -----------
        Total Other Income (Expense)                  (84,333)       (112,389)         28,056
                                                  -----------     -----------     -----------
        Income (Loss) Before Income Tax Expense       793,516          81,387         712,129
        Income Tax Expense                                  0           2,932          (2,932)
                                                  -----------     -----------     -----------
        Net Income (Loss)                         $   793,516     $    78,455     $   715,061
                                                  ===========     ===========     ===========
        Net (Loss) Per Share
          Basic                                           .03             .01             .02
          Diluted                                         .03             .01             .02

Results of Operations

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003.

Revenues

      Our revenue increase of $1,282,866, or 52%, was due to an increase in sales from customers who are purchasing additional capital equipment capacity to meet the demands of a recovering economy. Our sales increase by segment is as follows:

                                     June 30, 2004     June 30, 2003        Increase
                                      (Unaudited)       (Unaudited)        (Decrease)
                                     -------------     -------------      ------------
      Systems and chillers            $  2,074,235      $    900,963      $  1,173,272
      Parts, assemblies
         and consumables                 1,619,561         1,393,612           225,949
      Field service and training            43,738           160,093          (116,355)
                                      ------------      ------------      ------------

                                      $  3,737,534      $  2,454,668      $  1,282,866
                                      ============      ============      ============

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $937,554 or 59%. This increase is primarily the result of costs associated with increased revenues in 2004. Our cost of revenues as a percentage of revenues increased from 64% in 2003 to 67% in 2004. This increase in percentage is primarily due to lower than expected margins earned on the sale of certain customized systems as a consequence of planning inefficiencies and higher than expected cost for parts and system cores that were required to meet aggressive delivery schedule demands from our customers. We expect to reduce costs through better planning and improved cost projections on customized systems.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory is the change due to analysis of slow-moving and obsolete inventory. Based on our analysis in the second quarter of 2004, we recorded a $962,758 decrease in our reserve primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement and re-valuing the corresponding inventory. This amount was offset by a $162,090 increase to the reserve due to an analysis of all other inventory items. Thus the net change was a decrease of $800,668.

Research and Development

      Research and development costs increased $2,669 or 19% in the three months ended June 30, 2004. The increase is related to a $2,000 increase in payroll and employee benefits. We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $294,118 or 114% in the three months ended June 30, 2004. The increase is primarily related to the Axcelis license and royalties of $166,000 which began in December 2003 and commissions of $109,000 which are increasing with the increase in system sales.

General and Administrative

                                                                Three Months Ended
                                                            6/30/2004         6/30/2003          Increase
                                                            ---------         ---------          --------
                                                           (Unaudited)       (Unaudited)        (Decrease)
                                                           -----------       -----------        ----------
General and Administrative
       Salaries and wages                                  $    225,972      $    150,529      $     75,443
       Professional fees                                        101,961           136,422           (34,461)
       Rent, less amount allocated to Cost of Revenue            45,859            44,656             1,203
       Other general and administrative expenses                192,264           118,561            73,703
                                                           ------------      ------------      ------------
         Total General and Administrative                  $    566,056      $    450,168      $    115,888
                                                           ============      ============      ============

      Salaries and wages increased approximately $75,443 or 50% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase resulted from the hiring of two new employees of $26,000; pay reductions for certain managerial personnel not applicable to fiscal 2004 as they were in fiscal 2003 of $18,000; and general pay increases and adjustments to the payroll accrual of $31,000.

      Professional fees decreased in 2004 in the amount of $34,461 primarily due to the integration of our accounting and inventory/production control systems that was completed in the first quarter of 2003, which cost $22,000. Consulting related to financing activities decreased by $33,000 and other consulting decreased by $15,000. These decreases were offset by increased legal expenses of $28,000 related to litigation ultimately settled by the Company.

Net Income

      We had net income of $793,516 for the three months ended June 30, 2004, compared to net income of $78,455 for the three months ended June 30, 2003. The substantial increase in net income is primarily the result of a $800,668 net decrease in our reserve for slow moving and obsolete inventory, plus the additional gross profit dollars realized from increased sales, which was offset by increases in commissions and royalties.

Selected Financial Information

                                                            Six Months Ended
                                                      6/30/2004          6/30/2003           Increase
                                                      ---------          ---------           --------
                                                     (Unaudited)        (Unaudited)         (Decrease)
                                                     -----------        -----------         ----------
Statements of Operations
        Total Revenue                                $ 7,028,309        $ 4,151,638        $ 2,876,671
                                                     -----------        -----------        -----------
        Cost of Revenue:
          Costs of revenues                            4,456,468          2,645,233          1,811,235
          Reserve for slow moving and
            Obsolete inventory                          (800,668)           (66,202)          (734,466)
                                                     -----------        -----------        -----------
        Total Cost of Revenues                         3,655,800          2,579,031          1,076,769
                                                     -----------        -----------        -----------
          Percentage of Sales                                 52%                62%
        Gross Profit                                   3,372,509          1,572,607          1,799,902
                                                     -----------        -----------        -----------
          Percentage of Sales                                 48%                38%
        Operating Expenses:
          Research and development                        31,843             30,108              1,735
          Sales and marketing                            967,860            493,872            473,988
          General and administrative                     997,653            879,515            118,138
                                                     -----------        -----------        -----------
        Total Operating Expenses                       1,997,356          1,403,495            593,861
                                                     -----------        -----------        -----------
        Income (Loss) from Operations                  1,375,153            169,112          1,206,041
                                                     -----------        -----------        -----------
        Other Income (Expense):
          Interest Expense                              (178,456)          (202,421)            23,965
          Lawsuit Settlement                            (140,000)                 0           (140,000)
                                                     -----------        -----------        -----------
        Total Other Income (Expense)                    (318,456)          (202,421)          (116,035)
                                                     -----------        -----------        -----------
        Income (Loss) Before Income Tax Expense        1,056,697            (33,309)         1,090,006
        Income Tax Expense (Benefit)                         800                  0                800
                                                     -----------        -----------        -----------
        Net Income (Loss)                            $ 1,055,897        $   (33,309)       $ 1,089,206
                                                     ===========        ===========        ===========
        Net (Loss) Per Share
          Basic                                              .05               (.01)               .06
          Diluted                                            .04               (.01)               .05

Results of Operations

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003.

      Our revenue increase of $2,876,671, or 69%, was due to an increase in sales from customers who are purchasing additional capital equipment capacity to meet the demands of a recovering economy. Our sales increase by segment is as follows:

                                June 30, 2004    June 30, 2003       Increase
                                 (Unaudited)      (Unaudited)       (Decrease)
                                -------------    -------------     ------------

 Systems and chillers            $ 3,808,101      $ 1,043,464      $ 2,764,637
 Parts, assemblies
    and consumables                3,126,785        2,904,790          221,995
 Field service and training           93,423          203,384         (109,961)
                                 -----------      -----------      -----------
                                 $ 7,028,309      $ 4,151,638      $ 2,876,671
                                 ===========      ===========      ===========

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $1,811,235 or 68%. This increase is directly related to the 69% increase in total revenue for the six months ended June 30, 2004. Our cost of revenues as a percentage of revenues for the six months ended June 30, 2004 was 63.4% as compared to 63.7% for the six months ended June 30, 2003.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory is the change due to analysis of slow-moving and obsolete inventory. Based on our analysis in the second quarter of 2004, we recorded a $962,758 decrease in our reserve primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement and re-valuing the corresponding inventory. This amount was offset by $162,090 increase to the reserve due to an analysis of all other inventory items. Thus the net change was a decrease of $800,668.

Research and Development

      Research and development costs increased $1,735 or 6% in the six months ended June 30, 2004. The increase primarily related to a $2,700 increase in payroll/benefits. We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $473,988 or 96% in the six months ended June 30, 2004. The increase is primarily related to the Axcelis license and royalties of $234,000 which began in December 2003 and commissions of $195,000 which are increasing with the increase in system sales.

General and Administrative

                                                                 Six Months Ended
                                                            6/30/2004         6/30/2003          Increase
                                                            ---------         ---------          --------
                                                           (Unaudited)       (Unaudited)        (Decrease)
                                                           -----------       -----------        ----------
General and Administrative
       Salaries and wages                                  $    396,556      $    310,236      $     86,320
       Professional fees                                        183,076           240,315           (57,239)
       Rent, less amount allocated to Cost of Revenue           104,632            89,992            14,640
       Other general and administrative expenses                313,389           238,972            74,417
                                                           ------------      ------------      ------------
            Total General and Administrative               $    997,653      $    879,515      $    118,138
                                                           ============      ============      ============

      Salaries and wages increased approximately $86,320 or 28% in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase is primarily the result of the hiring of additional employees in fiscal 2004 of $48,000; pay reductions for selected managerial personnel not applicable to fiscal 2004 as they were in fiscal 2003 of $36,000; general pay increases and adjustments to the payroll accrual of $31,000; and a decrease for the loss of one employee in 2004 of ($24,000).

      Professional fees decreased in 2004 in the amount of $57,239 primarily due to the integration of our accounting and inventory/production control systems that was completed in the first quarter of 2003, which cost $32,000; a decrease in accounting fees of $22,000 due to our improvements in delivering financial information to our outside independent auditor thus decreasing our reliance on outside consultants; a decrease of $52,000 in consulting fees, with $33,000 coming from non-recurring fiscal 2003 expenses and $15,000 from a credit taken in fiscal 2004 to reverse a September 2003 accrual no longer needed. These decreases were offset by increased legal fees of $42,000 related to litigation ultimately settled by the Company.

      Other general and administrative expenses increased $74,417. The increased expenses are attributable to travel costs of $28,000 incurred in 2004 for our new CEO to work in both our Arizona and Texas locations, and the purchase of supplies and delayed maintenance of our facilities (due to our cash flow problems in 2003) amounting to $45,000.

Lawsuit Settlement

      The Company settled litigation with a former employee which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. (See further discussion below under liquidity and capital resources.)

Net Income

      We had net income of $1,055,897 for the six months ended June 30, 2004, compared to a net loss of $33,309 for the six months ended June 30, 2003. The large increase in net income is primarily the result of a $800,668 decrease in our reserve for slow moving and obsolete inventory, plus improved operating efficiencies achieved through a higher level of business activity, offset by an increase in commissions and royalties due to the increased sales for the six months ended June 30, 2004.

Capital Resources

                                               Six Months Ended
                                               ----------------
Working Capital                           6/30/2004         6/30/2003          Increase
---------------                           ---------         ---------          --------
                                         (Unaudited)       (Unaudited)        (Decrease)
                                         -----------       -----------        ----------
Current Assets                           $ 3,637,177       $ 5,296,606       $(1,659,429)
Current Liabilities                       (5,504,696)       (6,889,214)        1,384,518
                                         -----------       -----------       -----------
            Deficit Working Capital      $(1,867,519)      $(1,592,608)      $  (274,911)
                                         ===========       ===========       ===========
Long-term Debt                           $(4,668,132)      $(3,805,557)      $  (862,575)
                                         ===========       ===========       ===========
Stockholders' (Deficit)                  $(2,534,484)      $  (942,431)      $ 1,592,053
                                         ===========       ===========       ===========

Statements of Cash Flows Select Information

                                                        Six Months Ended
                                                   6/30/2004         6/30/2003
                                                   ---------         ---------
                                                  (Unaudited)       (Unaudited)
                                                  -----------       -----------

Net Cash Provided (Used) By:
Operating Activities                              $   560,458       $   333,500
Investing Activities                              $   (21,356)      $         0
Financing Activities                              $  (303,802)      $  (308,951)

Operating Activities

      For the six months ended June 30, 2004, cash provided by operating activities of $560,458 was primarily attributed to an increase in income from operations, net of non-cash items, totaling $532,208 and an increase in accounts payable and accrued expenses of $214,858 and an increase in deposits from customers in the amount of $821,549, which also relate to our increase in overall activity. These increases were partially offset by an increase in accounts receivable of $450,350, and an increase in inventories of $440,845. The increase in accounts receivable relates principally to the increased sales in the second quarter of 2004. The increase in inventories relates to our increased production relating to our increased sales and backlog during the same quarter.

      For the six months ended June 30, 2003, cash provided by operating activities of $333,500 was primarily due to an increase in income from operations, net of non-cash items, totaling $344,441 and an increase in accounts payable and accrued expenses of $1,187,914 and an increase in accrued expenses and amounts due to related parties of $515,910, which related directly to our cash flow problems during this period which forced us to delay payments. These increases were partially offset by the increase in accounts receivable of $755,142 relating to increased sales in the second quarter and increase in inventories of $914,548, which related to additional shipments received from Lam.

Investing Activities

      During the six months ended June 30, 2004, cash was used by investing activities for minor purchases of equipment. No cash was used or provided by investing activities in the six months ended June 30, 2003.

      The Company currently has no material commitments for capital expenditures.

Financing Activities

      Financing activities in the six months ended June 30, 2004 used $298,839 as compared to $308,951 in the six months ended June 30, 2003 for the repayment of long-term debt. In the six months ended June 30, 2004 we also experienced a net repayment on our line of credit in the amount of $4,963.

      We have $2,538,528 and $4,668,132 of term-debt payments due within the next year and next two to five years, respectively. Our ability to repay this debt is contingent upon continued improvement of cash flow from operations, and upon our ability to continue the expansion of our product line and market share.

Liquidity and Capital Resources

      Our liquidity has been negatively impacted by operating losses we experienced in 2002 and 2003. We attribute these losses primarily to the general decline in the economy of the United States, which we believe substantially decreased discretionary spending by consumers. As a result, consumers purchased fewer products in the computer and semiconductor industries. With the improvement in the economy beginning in the first six months of 2004, we are now experiencing improved liquidity with the sale of a greater number of products, and the related significant increase in customer deposits.

      To date, we have financed our business with cash from our operating activities, a bank line of credit and a loan for $200,000. This loan for $200,000 was made by Jean Charles Cartier in October of 2002, with a twelve-month term and at an interest rate of 12% per annum. Mr. Cartier also received warrants to acquire 200,000 shares at $0.20 per share and 200,000 shares at $1.00 per share. As of November of 2003, we were in default on our $200,000 bridge loan due to Mr. Cartier, which is secured by a second lien on our accounts receivable and inventories. Interest of $24,000 has now been paid, and the Cartier estate has agreed to accept two equal payments of $100,000 each on September 30 and December 31 of 2004.

      Our bank line of credit with Merrill Lynch Business Financial Services, Inc. matured on April 1, 2002. Interest accrued at Libor plus 2.75% or an effective rate of 5.84% at June 30, 2004. The note is secured by a first lien on our accounts receivable and inventories that amounted to approximately $3,059,000 at June 30, 2004 and has been personally guaranteed by the majority shareholder. Our wholly-owned subsidiary, Aspect Systems, Inc., has been in default on payment of this line of credit since it matured on April 1, 2002 and faced ongoing litigation with Merrill Lynch as a result of nonpayment. On May 14, 2004, we reached a settlement agreement with Merrill Lynch which dismisses all litigation and restructures repayment of our existing debt into one single term loan instrument due in approximately 17 months. The restructured term loan ("New Loan") will have an estimated balance of $1,145,000, requires payments for a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45 month period and a balloon payment upon the expiration of the term. The New Loan is guaranteed by both DND Technologies, Inc. and Doug Dixon. The settlement agreement and related New Loan remain subject to final execution by the parties but management has no reason to believe that the settlement agreement will not be executed.

      Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased approximately $2.1 million in product under the Agreement, and we are required to pay approximately $5.3 million over the term as a fee for the licensed intellectual property.

      On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam Research, which, among other things, restructured the terms of payment for the inventory purchases made as a part of the original agreement. Under the new terms, the Company will pay a revised balance of $871,596 for the original inventory purchases in 30 equal installment payments of $28,220, beginning August 1, 2004 and ending January 1, 2007, with an additional payment of $90,000 due by September 30, 2004. Additional inventory transfers of $65,000 are scheduled to take place in August 2004, and will be added to this outstanding balance for a total of $936,596.

      On April 30, 2004, the Company and a former employee settled counter-claims against each other arising from the employee's prior association with the Company. The Company has recorded an expense of the entire settlement payable to the employee of $140,000. Payments in the amount of $10,000 per month begin September 1, 2004 and continue until October 1, 2005, without interest.

      In November 2003, the Company entered into an agreement with Axcelis Technologies, Inc. and acquired an exclusive license to manufacture, sell, and provide service and parts support for certain dry strip semiconductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provided for a one time payment of $150,000 plus a quarterly payment equal to 18% of net revenues from the sale of these products by the Company until $2,750,000 (the license fee) has been paid and then payment of a declining royalty on related sales from 10% down to 2% over a period of time that ends December 31, 2010.

      On August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm formerly marketed by Matrix Integrated Systems, Inc. and Axcelis Technologies, Inc. under the trade names of "Bobcat 209" and "Cheetah" (limited to such equipment that includes at least one reactive ion etch chamber). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty on related sales from 10% down to 2% over a period of time that ends December 31, 2011.

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases and maintaining sufficient gross profit margins to service our substantial indebtedness.

      Our current obligations consist of a total of $200,000 due by the end of December 2004 to the Cartier estate, approximately $1.1 million due to Merrill Lynch over the next 17 months, and a total of approximately $8 million due to Lam and Axcelis over the next several years. Even if we are able to increase revenue, maintain profit margins, expand our product base and obtain additional financing, we cannot be certain that we will meet these obligations.

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

      o We depend on Douglas Dixon, our CEO of DND, and Dennis Key, our CFO and CEO of ASI, and their relationships within the semiconductor industry. Their loss would seriously disrupt our operations.

      o Demand for our products is subject to cyclical downturns in the semiconductor industry.

      o We are subject to the risks associated with the intensely competitive and capital-intensive nature of the semiconductor industry.

      o Our independent accountants have expressed uncertainty about out ability to continue as a going concern, which may hinder our ability to obtain future financing.

      o Our substantial increase in gross profit primarily occurred as a result of the decrease in our reserve for obsolete inventory and is unlikely to continue at the same magnitude in the third and fourth quarters.

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

      (b) In addition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Settlement Agreement with Merrill Lynch, which was disclosed in our Form 10-QSB for the quarter ended March 31, 2004, still remains subject to final execution by the parties. The Company has anticipated signing since June 2004 but is still awaiting execution by Merrill Lynch.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.10 License Agreement, dated August 2, 2004, between Aspect
                  Systems, Inc. and Axcelis Technologies, Inc.

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

            32    Section 1350 Certifications

      (b)   Reports on Form 8-K:

            On May 28, 2004, we filed two Current Reports on Form 8-K - one of the reports announced the appointment of G. Dennis Key as Aspect Systems, Inc.'s CEO and the second report announced our operating results for the first quarter of 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2004

                                    DND TECHNOLOGIES, INC., a Nevada corporation


                                    By:      /s/ Douglas N. Dixon
                                    --------------------------------------------
                                    Douglas N. Dixon, CEO and Director