Form 10QSB/A
period 2004-03-31
DND TECHNOLOGIES INC
filed 2004-09-13
CIK 1118344

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

        -----------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

      The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

--------------------------------------------------------------------------------

Number of shares outstanding of each of the issuer's classes of common equity:

             Class                      Outstanding as of September 10, 2004
             -----                      ------------------------------------
 Common stock, $0.001 par value                      23,000,000

--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                        Page
                                                                        ----

PART I   FINANCIAL INFORMATION........................................    1

Item 1.  Consolidated Unaudited Financial Statements..................    2

Item 3.  Controls and Procedures......................................   24

PART II  OTHER INFORMATION............................................   25

Item 6.  Exhibits and Reports on Form 8-K.............................   25

SIGNATURES............................................................   29

                                EXPLANATORY NOTE

      This amendment on Form 10-QSB/A amends Item 1 of Part I of the Quarterly Report of DND Technologies, Inc. (the "Company") on Form 10-QSB previously filed for the quarter ended March 31, 2003. The purpose of this amendment is to amend the Consolidated Unaudited Statements of Cash Flows to correct the increase in inventories for the three months ended March 31, 2004. This correction did not change the total net cash provided by operating activities.

      This amendment to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004 amends and restates only those items of the previously filed Form 10-QSB listed above. No other information contained in the Company's Form 10-QSB for the quarter ended March 31, 2004 has been updated or amended.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  762,673
Accounts receivable, net of
  allowance for doubtful accounts                                      1,536,547
Inventories, net of allowance for obsolescence                         1,364,637
Prepaid expenses                                                          35,809
                                                                      ----------
Total current assets                                                   3,699,666
                                                                      ----------

PROPERTY AND EQUIPMENT, Net of
  accumulated depreciation                                               375,040
                                                                      ----------

OTHER ASSETS:
License agreements                                                     3,764,084
Deposits                                                                  32,602
                                                                      ----------
Total other assets                                                     3,796,686
                                                                      ----------

TOTAL ASSETS                                                          $7,871,392
                                                                      ==========

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
                                                   ===========      ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                         ----           ----

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                              $      0.01    $      (.01)
                                                     ===========    ===========
  Diluted                                            $      0.01    $      (.01)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING AND SUBSCRIBED:
     Basic                                            23,000,000     22,666,667
                                                     ===========    ===========
     Diluted                                          24,909,690     22,666,667
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

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $   262,381      $(111,764)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation                                            44,880         50,971
  Amortization                                           136,245         87,258
  Provision for slow moving and
    obsolete inventories                                  16,970
  Loss on disposal of fixed asset                          2,349
  Changes in operating assets
    and liabilities:
    Accounts receivable                                 (482,986)      (221,366)
    Inventories                                         (325,776)       164,774
    Prepaid expenses and other assets                      8,036           (791)
    Accounts payable and accrued expenses                (13,293)       249,817
    Deposits from customers                            1,183,960
    Accrued expenses and amounts due
      to related parties                                 (81,340)         2,545
                                                     -----------      ---------
Net cash provided by operating activities                734,456        238,414
                                                     -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                    (10,295)
                                                     -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit                           (5,992)
Principal payments on long-term debt                    (113,297)          (942)
                                                     -----------      ---------
Net cash used by financing
  activities                                            (119,289)          (942)
                                                     -----------      ---------

NET INCREASE IN CASH AND CASH EQUIVALANTS                604,872        237,472

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                      157,801        199,880
                                                     -----------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   762,673      $ 437,352
                                                     ===========      =========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004             2003
                                                         ----             ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                  $63,152         $117,486
                                                        =======         ========
Cash paid for taxes                                     $     0         $      0
                                                        =======         ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Common stock issued for
  accounts payable                                      $     0         $160,000
                                                        =======         ========
Cancellation of capital lease
  and return of asset to vendor                         $ 9,202         $      0
                                                        =======         ========

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

      Reclassifications - Certain 2003 amounts have been reclassified to conform to 2004 presentations.

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                       $1,570,547
      Allowance for doubtful accounts                               34,000
                                                                ----------

      Net accounts receivable                                   $1,536,547
                                                                ==========

      Allowance For Doubtful Accounts:

      Balance, January 1, 2004                                $    34,000
      Additions for the year                                            0
      Collection of accounts previously written off                     0
                                                              -----------

      Balance, March 31, 2004                                 $    34,000
                                                              ===========

3.    INVENTORIES

      The inventories are comprised of the following:

      Parts and materials                                     $ 3,814,946
      Work-in-process                                             562,773
      Allowance for obsolescence                               (3,013,082)
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
                                                              ---------

                                                              $ 148,214
                                                              =========

      The license and royalty payable at March 31, 2004 consisted of the following:

      License payable                                         $  99,230
      Royalty payable                                            27,350
                                                              ---------

      Total License and Royalty Payable                       $ 126,580
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

8.    NOTES PAYABLE, OTHER

      On May 19, 2001, the Company received a $250,000         $111,520
      term loan from Merrill Lynch Business Financial
      Services, Inc. The loan is payable in sixty monthly installments of $4,167, including interest at Libor plus 2.75% with an effective rate of 5.84% at March 31, 2004. The loan is secured by the same assets as the line of credit to Merrill Lynch and has been restructured into the term loan as referenced in Note 7

      A note payable, bearing interest at 12% was due           200,000
      in November 2003, required monthly interest payments of $2,000 and is secured by a second lien on the receivables and inventory of ASI . The note includes options to purchase shares of the Company's common stock (200,000 shares @ $0.20 per share and 200,000 shares at $1.00 per share)

      A note payable to an individual.  On June 12, 1997,        23,719
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

      Future minimum lease payments under the leases are a follows:

      December 31, 2004                                       $  26,520
      December 31, 2005                                          21,642
      December 31, 2006                                           7,008
      Thereafter                                                 11,704
                                                              ---------
       Total                                                     66,874
      Less amount representing interest                         (15,877)
                                                              ---------

      Present value of future minimum lease payments             50,997
      Less current portion                                      (21,650)
                                                              ---------

      Long-term portion                                       $  29,347
                                                              =========

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
                                                                  ========

13.   INCOME TAXES

      Provision (Benefit)

      The provision for income taxes for the three months ended March 31, 2004 represents primarily California franchise taxes and consists of the following:

                                                                    2004
                                                                    ----

      Current                                                     $    800
      Deferred                                                    $      0

      Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at March 31, 2004:

      Net operating loss carryforwards                        $   928,000
      Timing difference for expense deductions                     30,000
                                                              -----------
                                                                  958,000
      Less valuation allowance                                   (958,000)
                                                              -----------

      Net deferred tax assets                                 $         0
                                                              ===========

       Summary of valuation allowance:

      Balance, January 1, 2004                                $ 1,083,000
      Reduction for the three months ended March 31, 2004        (125,000)
                                                              -----------

      Balance, March 31, 2004                                 $   958,000
                     === ====                                 ===========

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

14.   NET OPERATING LOSSES

      The Company has the following net operating loss carryforwards:

                                                                             Aspect
                                                                            Semiquip
                                                                          International
                                                                               Inc.
                                                             DND               and
                                                         Technologies        Semiquip
        Year of Loss         Expiration Date                 Inc.               Inc.             Total
        ------------         ---------------                 ----               ----             -----
      December 31, 1997    December 31, 2017              $   82,403         $       0        $   82,403
      December 31, 1998    December 31, 2018                  17,297                 0            17,297
      December 31, 2000    December 31, 2020                 117,915                 0           117,915
      December 31, 2001    December 31, 2021                 142,448           134,299           276,747
      December 31, 2002    December 31, 2022               1,507,813                 0         1,273,204
      December 31, 2003    December 31, 2023               2,876,627                 0         2,876,627
                                                          ----------         ---------        ----------
                           Subtotal                        4,744,503           134,299         4,878,802
      Less estimated use March 31, 2004                     (234,609)         (134,299)         (368,908)
                                                          ----------         ---------        ----------

                                                          $4,509,894         $       0        $4,509,894
                                                          ==========         =========        ==========

      $360,063 of DND Technology, Inc.'s loss can only be used to offset income derived by that company.

15.   COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which expire in November 2007 and November 30, 2008, respectively. Rent expense in 2004 and 2003 amounted to $107,167 and $93,709, respectively.

      Future minimum lease payments on the real estate leases are as follows:

      December 31, 2004                                       $   279,000
      December 31, 2005                                           293,000
      December 31, 2006                                           302,000
      December 31, 2007                                           299,000
      December 31, 2008                                           122,000
                                                              -----------

      Total                                                   $ 1,295,000
                                                              ===========

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

Dated: September 10, 2004

                                DND TECHNOLOGIES, INC., a Nevada corporation


                                By:  /s/ Douglas N. Dixon
                                ------------------------------------------
                                Douglas N. Dixon, CEO and Director