Form 10QSB
period 2004-09-30
DND TECHNOLOGIES INC
filed 2004-11-15
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, d.c. 20549

                                   FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 2004

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

               Class                        Outstanding as of November 12, 2004
               -----                        -----------------------------------
   Common stock, $0.001 par value                        23,000,000

--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION..............................................    1

Item 1. Consolidated Unaudited Financial Statements........................    1

Condensed Consolidated Unaudited Balance Sheet.............................    1

Condensed Consolidated Unaudited Statements of Operations..................    3

Condensed Consolidated Unaudited Statements of Cash Flows..................    5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................   15

Item 3. Controls and Procedures............................................   25

PART II OTHER INFORMATION..................................................   25

Item 1. Legal Proceedings..................................................   25

Item 6. Exhibits and Reports on Form 8-K...................................   25

SIGNATURES.................................................................   26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  180,671
Accounts receivable, net of
  allowance for doubtful accounts                                      1,521,993
Inventories, net of allowance for obsolescence                         3,234,647
Prepaid expenses                                                         213,246
                                                                      ----------
Total current assets                                                   5,150,557
                                                                      ----------

PROPERTY AND EQUIPMENT, Net of
  accumulated depreciation                                               300,139
                                                                      ----------

OTHER ASSETS:
License agreements                                                     3,359,452
Loan fees                                                                 11,450
Deposits                                                                  25,366
                                                                      ----------
Total other assets                                                     3,396,268
                                                                      ----------

TOTAL ASSETS                                                          $8,846,964
                                                                      ==========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable, current portion                                      $   489,350
Note payable, Merrill Lynch, current portion                            299,549
Capital leases payable, current portion                                  22,789
Lawsuit payable, current portion                                         90,000
Accounts payable and accrued expenses                                 2,591,102
Deposits from customers                                               1,298,451
Accounts payable, Lam Research Corporation, current portion             451,487
License payable, Lam Research Corporation, current portion              508,453
License and royalty payable, Axcelis                                    517,227
Amounts due to related parties                                          417,565
                                                                    -----------
Total current liabilities                                             6,685,973
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES, NET OF CURRENT PORTION:
Capital lease payable                                                    17,601
Accounts payable, Lam Research Corporation                              451,511
Note payable, Merrill Lynch                                             823,761
License payable, Lam Research Corporation                             3,101,138
Lawsuit payable                                                          30,000
                                                                    -----------
Total long-term liabilities, net of current portion                   4,424,011
                                                                    -----------

STOCKHOLDERS' DEFICIT:
Preferred stock                                                               0
Common stock, par value, $.001 per share;
  authorized, 50,000,000 shares;
  issued and outstanding, 23,000,000 shares                              23,000
Paid-in capital                                                       1,957,160
Common stock subscribed                                                  55,000
Accumulated deficit                                                  (4,298,180)
                                                                    -----------
Total stockholders' deficit                                          (2,263,020)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 8,846,964
                                                                    ===========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                        Three Months                           Nine Months
                              -------------------------------       -------------------------------
                                  2004               2003               2004               2003
                                  ----               ----               ----               ----
REVENUE:
Systems and Chillers          $  2,013,849       $  1,504,185       $  5,821,950       $  2,547,648
Parts, assemblies
  and consumables                1,335,180          1,293,018          4,461,965          4,197,808
Field service and
  training                         104,387             90,085            197,810            293,470
                              ------------       ------------       ------------       ------------
Total revenue                    3,453,416          2,887,288         10,481,725          7,038,926
                              ------------       ------------       ------------       ------------

COST OF REVENUE:
Cost of revenues -
  recurring operations           1,866,856          1,888,294          6,323,324          4,533,527
Reserve for slow moving
  and obsolete inventory              (223)         2,322,330           (800,891)         2,256,128
                              ------------       ------------       ------------       ------------
Total cost of revenue            1,866,633          4,210,624          5,522,433          6,789,655
                              ------------       ------------       ------------       ------------

GROSS PROFIT                     1,586,783         (1,323,336)         4,959,292            249,271
                              ------------       ------------       ------------       ------------

OPERATING EXPENSES:
Research and development            32,759             13,928             64,602             44,036
Sales and marketing                715,251            244,409          1,683,111            738,281
General and
  administrative                   484,194            557,893          1,481,847          1,437,408
Lawsuit settlement                                                       140,000
                              ------------       ------------       ------------       ------------

Total operating expenses         1,232,204            816,230          3,369,560          2,219,725
                              ------------       ------------       ------------       ------------

INCOME FROM
  OPERATIONS                       354,579         (2,139,566)         1,589,732         (1,970,454)
                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
Interest expense                   (83,115)           (75,688)          (261,571)          (278,109)
                              ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE               271,464         (2,215,254)         1,328,161         (2,248,563)

INCOME TAX EXPENSE
  (BENEFIT)                              0                  0                800                  0
                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)             $    271,464       $ (2,215,254)      $  1,327,361       $ (2,248,563)
                              ============       ============       ============       ============

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                  Three Months                     Nine Months
                          --------------------------      --------------------------
                             2004            2003             2004            2003
                             ----            ----             ----            ----
NET INCOME (LOSS)
  PER COMMON SHARE:
  Basic                   $      .01      $     (.10)     $      .06      $     (.10)
                          ==========      ==========      ==========      ==========
  Diluted                 $      .01      $      N/A      $      .05      $      N/A
                          ==========      ==========      ==========      ==========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING
  AND SUBSCRIBED:
     Basic                23,000,000      23,000,000      23,000,000      22,833,333
                          ==========      ==========      ==========      ==========
     Diluted              26,637,016             N/A      26,637,016             N/A
                          ==========      ==========      ==========      ==========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                    2004              2003
                                                    ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $ 1,327,361       $(2,248,563)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation                                      134,608           151,150
  Amortization                                      408,734           305,405
  Provision for slow moving and
    obsolete inventories                                            2,256,128
  Allowance for doubtful accounts                                      25,000
  Loss on disposal of fixed asset                     2,349
  Changes in operating assets
    and liabilities:
    Accounts receivable                            (468,432)         (756,122)
    Other receivables                                     0               (99)
    Inventories                                  (3,148,025)         (355,314)
    Prepaid expenses and other assets               (41,472)          (76,622)
    Accounts payable and accrued expenses         1,029,481           512,147
    Settlement of lawsuit                           140,000
    Deposits from customers                       1,093,451
    Accrued expenses and amounts due
      to related parties                             (6,916)           (5,377)
                                                -----------       -----------
Net cash provided by operating activities           471,139          (192,267)
                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment               (25,123)           (4,227)
                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit                      (4,963)
Proceeds from issuance of long-term debt                              626,026
Principal payments on long-term debt               (418,183)         (427,238)
                                                -----------       -----------
Net cash used by financing
  activities                                       (423,146)          198,788
                                                -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALANTS            22,870             2,294

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               157,801           199,880
                                                -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   180,671       $   202,174
                                                ===========       ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
          CONDENNSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                         ----           ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                $  225,949      $  297,092
                                                      ==========      ==========
Cash paid for taxes                                   $        0      $        0
                                                      ==========      ==========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Common stock issued for
  accounts payable                                    $        0      $  160,000
                                                      ==========      ==========
Acquisition of equipment
  through capital equipment                           $        0      $   11,330
                                                      ==========      ==========
Cancellation of capital lease
  and return of asset to vendor                       $    9,202      $        0
                                                      ==========      ==========

See accompanying notes.

--------------------------------------------------------------------------------

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.    GENERAL

      Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiary (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

      ASI is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus a variety of plasma etch and strip products manufactured on the ASI MX and ASI MD platforms (formerly Matrix System One and Ten), and the Arista and Arista Dual platforms (formerly Matrix Bobcat and Cheetah). Elements of support include spare parts and assemblies, and various engineering services.

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

      Significant Customers - For the nine months ended September 30, 2004 and 2003, the Company had two customers and one customer, respectively, whose revenues exceeded 10% of total revenues (2004 - 13% and 12%; 2003 - 24%). Revenues in 2004 outside the United States include Europe (21%) and Asia (20%).

      Significant Suppliers - For the nine months ended September 30, 2004, approximately 23% of gross inventory purchases were purchased from Lam Research Corp. The Company expects to have significant purchases of inventory from Lam in the coming year.

      Recently Issued Accounting Standards Not Yet Adopted - There are no accounting standards with pending adoptions that have any applicability to the Company.

      Reclassifications - Certain 2003 amounts have been reclassified to conform to 2004 presentations.

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                           $ 1,555,993
      Allowance for doubtful accounts                                    34,000
                                                                    -----------

      Net accounts receivable                                       $ 1,521,993
                                                                    ===========

3.    INVENTORIES

      The inventories are comprised of the following:

      Parts and materials                                           $ 4,117,057
      Work-in-process                                                 1,201,717
      Allowance for obsolescence                                     (2,084,127)
                                                                    -----------

                                                                    $ 3,234,647
                                                                    ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation at September 30, 2004 consist of:

      Office, furniture, fixtures and equipment                       $  354,344
      Leasehold improvements                                             440,151
      Machinery and equipment                                            323,938
      Laboratory tools                                                    29,600
                                                                      ----------
                                                                       1,148,033
      Less accumulated depreciation                                      847,894
                                                                      ----------

      Total property and equipment                                    $  300,139
                                                                      ==========

5.    LICENSE AGREEMENT AND PAYABLE, LAM RESEARCH CORPORATION

      In November 2002, ASI entered into an asset purchase and licensing agreement with Lam. Under the agreement, ASI purchased approximately $2.1 million of inventory (see Note 10) from Lam and entered into a licensing agreement requiring payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). ASI has recorded the payable after imputing interest at 6%.

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

      The license and royalty payable at September 30, 2004 consisted of the following:

      License payable                                                 $  332,503
      Royalty payable                                                    184,724
                                                                      ----------

      Total License and Royalty Payable                               $  517,227
                                                                      ==========

      In addition, on August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm formerly marketed by Matrix Integrated Systems, Inc. and Axcelis Technologies, Inc. under the trade names of "Bobcat 209" and "Cheetah" (limited to such equipment that includes at least one reactive ion etch chamber). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty on related sales from 10% down to 2% over a period of time that ends December 31, 2011.

7.    NOTE PAYABLE, MERRILL LYNCH

      On May 14, 2004, the Company entered into an agreement with Merrill Lynch, which provided for the dismissal of all litigation between the companies and the restructure of the outstanding balance of the line of credit and the existing term loan into a new term loan. On June 18, 2004, the Order regarding Joint Stipulation to Dismiss with Prejudice was filed in the US District Court of Arizona.

      The renegotiated term loan bears interest at 2.00% plus the Prime Rate as published in the Wall Street Journal per annum. The loan is due February 2006 with amortized payments over 45 months and a balloon payment due at maturity. The loan also required a loan fee of $11,450. The loan is secured by a first lien on the Company's accounts receivable and inventories ($4,756,640 as of September 30, 2004) and has been guaranteed by Doug Dixon and the Company.

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

      Legal representatives of the Cartier estate have agreed to forbearance of the outstanding principal payment until December 31, 2004. At that time, the entire amount shall be paid in full.

      Unsecured demand note due to an individual
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

10.   ACCOUNTS PAYABLE, LAM RESEARCH CORPORATION

      On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam Research Corporation that calls for payments of the inventory purchase (See Note 5) to be paid as follows:

      The spares inventory payment plan calls for 30 monthly            $761,936
      installment payments of $28,220 beginning August 1, 2004 and ending January 1, 2007 with an additional payment of $90,000 that was due and paid on September
      30, 2004. An additional inventory transfer of $65,000 took place in August 2004 and was added to this outstanding balance.

      The product group inventory payment plan calls for                 141,062
                                                                        --------
      18 monthly installments of $9,404 beginning August 1,
      2004 and ending January 1, 2006.
                                                                        $902,998
      Total                                                             ========

      Future minimum payments per the agreement are as follows:

      Fiscal
      ------
      December 31, 2004                                                 $112,872
      December 31, 2005                                                  451,487
      December 31, 2006                                                  338,639
                                                                        --------
                                                                        $902,998
                                                                        ========

11.   AMOUNTS DUE TO RELATED PARTIES

      The amounts due to related parties at September 30, 2004 consists of the following:

      Notes payable to Chairman of Company at 7.0%                    $  120,000
      Accrued interest on notes payable                                   41,473
      Accrued officer's salaries                                         256,092
                                                                      ----------

      Total Amount Due To Related Parties                             $  417,565
                                                                      ==========

12.   COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which require monthly payments of $14,424 and $9,762 and expire in November 2007 and November 30, 2008, respectively. Rent expense in 2004 and 2003 amounted to $292,492 and $283,853, respectively.

      Future minimum lease payments on the real estate leases are as follows:

      Fiscal
      ------
      December 31, 2004                                               $  279,000
      December 31, 2005                                                  293,000
      December 31, 2006                                                  302,000
      December 31, 2007                                                  299,000
      December 31, 2008                                                  112,000
                                                                      ----------

      Total                                                           $1,285,000
                                                                      ==========

13.   EMPLOYEE STOCK OPTIONS

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

      A summary of the option activity for the nine months ended September 30, 2004, pursuant to the terms of the Plan is as follows:

      Options outstanding at January 1, 2004           4,774,226      $.06
      Granted                                                  0      $.00
      Exercised                                                0      $.00
      Cancelled and expired                              165,000      $.06
                                                       ---------

      Options outstanding at September 30, 2004        4,609,226
                                                       =========

      4,204,226 shares are exercisable at September 30, 2004.

      Information regarding stock options outstanding as of September 30, 2004 is as follows:

      Price                                                              $   .06
      Weighted average exercise price                                    $   .06
      Weighted average remaining contractual life             8 years, 10 months

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
      Expected life                                                     10 years

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net income:
              As reported                                             $1,327,361
       Proforma                                                       $1,311,343

      Net Income per common stock share:
       Basic:
         As reported                                                        $.06
         Proforma                                                           $.06
       Diluted:
         As reported                                                        $.05
         Proforma                                                           $.05

14.   MANAGEMENT PLANS IN REGARDS TO GOING CONCERN

      Management's plans include, but are not limited to, increasing revenue by continuing to expand the legacy product lines, obtaining additional equity or debt financing from investors, and increasing revenue by capturing greater market share through aggressive sales efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Aspect Systems, Inc, ("ASI") a wholly owned subsidiary of DND Technologies, Inc, ("DND" or the Company) is a supplier and provider of after-market support of semiconductor manufacturing equipment which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch zsystems, and plasma etch and strip products manufactured on the ASI MX and ASI MD (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat 209 and Cheetah) platforms. Elements of support range from a full line of spare parts and assemblies to various engineering services. ASI also offers a wide variety of sub-assembly repair services and reconditioning/refurbishing of an array of temperature control units used in the semiconductor industry.

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

      1. Going Concern

      The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses in 2002 and 2003 and has negative working capital and a stockholder's deficit. These factors raise uncertainty as to the Company's ability to continue as a going concern.

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

      2. Accounts Receivable

      Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company's subsidiary, "ASI", does require advance payments on certain orders of large systems.

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

Selected Financial Information

                                                       Three Months Ended
                                                 9/30/2004           9/30/2003          Increase
                                                 ---------           ---------          --------
                                                 (Unaudited)        (Unaudited)        (Decrease)
                                                 -----------        -----------        ----------
Statements of Operations
    Total Revenue                                $ 3,453,416        $ 2,887,288        $   566,128
                                                 -----------        -----------        -----------
    Cost of Revenue:
         Costs of revenues                         1,866,856          1,888,294            (21,438)
         Reserve for slow moving and
              Obsolete inventory                        (223)         2,322,330         (2,322,553)
                                                 -----------        -----------        -----------
    Total Cost of Revenues                         1,866,633          4,210,624         (2,343,991)
                                                 -----------        -----------        -----------
         Percentage of Sales                              54%               146%
    Gross Profit                                   1,586,783         (1,323,336)         2,910,119
                                                 -----------        -----------        -----------
         Percentage of Sales                              46%               N/A
    Operating Expenses:
         Research and development                     32,759             13,928             18,831
         Sales and marketing                         715,251            244,409            470,842
         General and administrative                  484,194            557,893            (73,699)
                                                 -----------        -----------        -----------
    Total Operating Expenses                       1,232,204            816,230            415,974
                                                 -----------        -----------        -----------
    Income (Loss) from Operations                    354,579         (2,139,566)         2,494,145
                                                 -----------        -----------        -----------
    Other Income (Expense):
         Interest Expense                            (83,115)           (75,688)             7,427
         Other Income                                      0                  0                  0
                                                 -----------        -----------        -----------
    Total Other Income (Expense)                     (83,115)           (75,688)             7,427
                                                 -----------        -----------        -----------
    Income (Loss) Before Income Tax Expense          271,464         (2,215,254)         2,486,718
    Income Tax Expense                                     0                  0                  0
                                                 -----------        -----------        -----------
    Net Income (Loss)                            $   271,464        $(2,215,254)       $ 2,486,718
                                                 ===========        ===========        ===========
    Net (Loss) Per Share
         Basic                                           .01               (.10)               .11
         Diluted                                         .01                N/A                N/A

Results of Operations

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003.

Revenues

      Our revenue increase of $566,128, or 20%, was due to an increase in sales from customers purchasing additional capital equipment to meet the demands of a recovering economy. Our sales increase by segment is as follows:

                                     September 30, 2004    September 30, 2003      Increase
                                        (Unaudited)             (Decrease)        (Unaudited)
                                        -----------             ----------        -----------
      Systems and chillers               $2,013,849            $1,504,185         $  509,664
      Parts, assemblies
         and consumables                  1,335,180             1,293,018             42,162
      Field service and training            104,387                90,085             14,302
                                         ----------            ----------         ----------

                                         $3,453,416            $2,887,288         $  566,128
                                         ==========            ==========         ==========

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations decreased $21,438 or 1%, and our cost of revenues as a percentage of revenues decreased from 65% in 2003 to 54% in 2004. This decrease in percentage is primarily due to a $509,664 increase in systems and chiller revenue, which carries a significantly lower cost of revenue percentage than parts. In addition, our systems cost of revenue percentage continues to decrease as we become more efficient in the manufacturing process.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for slow-moving and obsolete inventory reserve. Based on our analysis in the third quarter of 2004, we recorded a $223 decrease in our reserve as compared to management's decision to increase our reserve by $2,296,128 for slow moving and obsolete inventory in the third quarter of 2003.

Research and Development

      Research and development costs increased $18,831 or 135% in the three months ended September 30, 2004. The increase is related to payroll and payroll benefits of $5,000 and outside engineering charges of $14,000. We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $470,842 or 193% in the three months ended September 30, 2004. The increase is primarily related to the Axcelis license and related royalties of $299,000, which began in December 2003, and commissions of $133,000, which are increasing with the increase in system sales.

General and Administrative

                                                             Three Months Ended
                                                           9/30/2004      9/30/2003      Increase
                                                           ---------      ---------      --------
                                                          (Unaudited)    (Unaudited)    (Decrease)
                                                          -----------    -----------    ----------
General and Administrative
       Salaries and wages                                  $ 197,790      $ 180,782      $  17,008
       Professional fees                                      47,857        160,519       (112,662)
       Rent, less amount allocated to Cost of Revenue         53,389         48,699          4,690
       Depreciation, less amount allocated to Cost of
       Revenue                                                29,381         33,537         (4,156)
       Other general and administrative expenses             155,777        134,356         21,421
                                                           ---------      ---------      ---------
            Total General and Administrative               $ 484,194      $ 557,893      $ (73,699)
                                                           =========      =========      =========

      Salaries and wages increased approximately $17,008 or 9% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase resulted from the hiring of two new employees ($13,000); pay reductions for certain managerial personnel applicable in 2003 but not applicable in 2004 ($17,000); and an increase in overtime and the employee vacation accrual ($11,000); offset by a reduction for employees who have left the company ($24,000).

      Professional fees decreased in 2004 in the amount of $112,662 primarily due to an $82,000 decrease in legal expenses related to litigation ultimately settled by the Company and a $12,000 decrease in accounting related expenses.

Net Income

      We had net income of $271,464 for the three months ended September 30, 2004, compared to net loss of $2,215,254 for the three months ended September 30, 2003. The substantial increase in net income is primarily the result of a $2,322,330 net increase in our reserve for slow moving and obsolete inventory in the three months ended September 30, 2003, plus improved operating efficiencies achieved through a higher level of business activity, offset by an increase in commissions and royalties due to the increased sales for the three months ended September 30, 2004.

Selected Financial Information

                                                              Nine Months Ended
                                                       9/30/2004           9/30/2003            Increase
                                                       ---------           ---------            --------
                                                      (Unaudited)         (Unaudited)          (Decrease)
                                                      -----------         -----------          ----------
      Statements of Operations
         Total Revenue                                $ 10,481,725        $  7,038,926        $  3,442,799
                                                      ------------        ------------        ------------
         Cost of Revenue:
              Costs of revenues                          6,323,324           4,533,527           1,789,797
              Reserve for slow moving and
                   Obsolete inventory                     (800,891)          2,256,128          (3,057,019)
                                                      ------------        ------------        ------------
         Total Cost of Revenues                          5,522,433           6,789,655          (1,267,222)
                                                      ------------        ------------        ------------
              Percentage of Sales                               53%                 96%
         Gross Profit                                    4,959,292             249,271           4,710,021
                                                      ------------        ------------        ------------
              Percentage of Sales                               47%                  4%
         Operating Expenses:
              Research and development                      64,602              44,036              20,566
              Sales and marketing                        1,683,111             738,281             944,830
              General and administrative                 1,481,847           1,437,408              44,439
              Lawsuit Settlement                           140,000                   0             140,000
                                                      ------------        ------------        ------------
         Total Operating Expenses                        3,369,560           2,219,725           1,149,835
                                                      ------------        ------------        ------------
         Income (Loss) from Operations                   1,589,732          (1,970,454)          3,560,186
                                                      ------------        ------------        ------------
         Other Income (Expense):
              Interest Expense                            (261,571)           (278,109)             16,538
         Income (Loss) Before Income Tax Expense         1,328,161          (2,248,563)          3,576,724
         Income Tax Expense (Benefit)                          800                   0                 800
                                                      ------------        ------------        ------------
         Net Income (Loss)                            $  1,327,361        $ (2,248,563)       $  3,575,924
                                                      ============        ============        ============
         Net (Loss) Per Share
              Basic                                            .06                (.10)                .16
              Diluted                                          .05                 N/A                 N/A

Results of Operations

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003.

      Our revenue increase of $3,442,799, or 49%, was due to an increase in sales from customers who are purchasing additional capital equipment to meet the demands of a recovering economy. Our sales increase by segment is as follows:

                                      September 30, 2004  September 30, 2003       Increase
                                         (Unaudited)         (Unaudited)          (Decrease)
                                         -----------         -----------          ----------
      Systems and chillers               $ 5,821,950         $ 2,547,648         $ 3,274,302
      Parts, assemblies
         and consumables                   4,461,965           4,197,808             264,157
      Field service and training             197,810             293,470             (95,660)
                                         -----------         -----------         -----------
                                         $10,481,725         $ 7,038,926         $ 3,442,799
                                         ===========         ===========         ===========

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $1,789,797 or 39%. This increase is directly related to the 49% increase in total revenue for the nine months ended September 30, 2004. Our cost of revenues as a percentage of revenues for the nine months ended September 30, 2004 was 60% as compared to 64% for the nine months ended September 30, 2003.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the second quarter of 2004, we recorded a $962,758 decrease in our reserve primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement and re-valuing the corresponding inventory. This amount was offset by a $161,867 increase to the reserve due to an analysis of all other inventory items. Thus, the net change was a decrease of $800,891. In the third quarter of 2003, management elected to increase our reserve by $2,256,128 for slow moving and obsolete inventory.

Research and Development

      Research and development costs increased $20,566 or 47% in the nine months ended September 30, 2004. The increase is primarily related to a $7,700 increase in payroll/benefits and a $13,000 increase in outside engineering expenses. We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $944,830 or 128% in the nine months ended September 30, 2004. The increase is primarily related to the Axcelis license and related royalties of $533,000 which began in December 2003, commissions of $340,000 which are increasing with the increase in system sales, and a $52,000 increase in sales/marketing payroll and benefits due to commission-based sales for part of 2003.

General and Administrative

                                                               Nine Months Ended
                                                            9/30/2004       9/30/2003       Increase
                                                            ---------       ---------       --------
                                                           (Unaudited)     (Unaudited)     (Decrease)
                                                           -----------     -----------     ----------
General and Administrative
       Salaries and wages                                  $  594,346      $  491,017      $  103,329
       Professional fees                                      230,933         400,834        (169,901)
       Rent, less amount allocated to Cost of Revenue         158,020         138,691          19,329
       Depreciation, less amount allocated to Cost of
       Revenue                                                 86,972          96,756          (9,784)
       Other general and administrative expenses              411,576         310,110         101,466
                                                           ----------      ----------      ----------
            Total General and Administrative               $1,481,847      $1,437,408      $   44,439
                                                           ==========      ==========      ==========

      Salaries and wages increased approximately $103,329 or 21% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase is primarily the result of an increase of $63,000 from new employee salaries, an increase of $52,000 from selected managerial personnel who took pay reductions in 2003 but did not take reductions in 2004, $29,000 from general pay increases, $31,000 for increased overtime and vacation accrual, and a decrease of $72,000 from employees who left the Company in 2004.

      Professional fees decreased in 2004 in the amount of $169,901 primarily due to a $102,000 decrease in consulting expense related primarily to the integration of our accounting and inventory/production control systems that was completed in 2003 ($41,000), and a decrease in investor relations expense ($53,000), a decrease in legal expense from litigation ultimately settled by the Company ($41,000), and a decrease in accounting related expense ($21,000).

      Other general and administrative expenses increased $101,466. The increased expenses are attributable to travel costs of $33,000 incurred in 2004, primarily for our subsidiary's new CEO to work in both our Arizona and Texas locations, and the purchase of supplies and delayed maintenance of our facilities (due to our cash flow problems in 2003) amounting to $61,000.

Lawsuit Settlement

      In April 2004, the Company settled litigation with a former employee, which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. (See further discussion below under "Liquidity and Capital Resources.")

Net Income

      We had net income of $1,327,361 for the nine months ended September 30, 2004, compared to a net loss of $2,248,563 for the nine months ended September 30, 2003. The large increase in net income is primarily the result of a $800,668 decrease (see further discussion under Cost of Revenues-Slow Moving and Obsolete Inventory for the nine month period) in our reserve for slow moving and obsolete inventory, compared to a $2,256,128 increase in our reserve for slow moving and obsolete inventory during 2003, plus improved operating efficiencies achieved through a higher level of business activity, offset by an increase in commissions and royalties due to the increased sales for the nine months ended September 30, 2004.

Capital Resources

                                         Nine Months Ended
                                         -----------------
Working Capital                       9/30/2004      9/30/2003
---------------                       ---------      ---------
                                     (Unaudited)    (Unaudited)       Change
                                     -----------    -----------       ------

Current Assets                       $ 5,150,557    $ 2,518,287    $ 2,632,270
Current Liabilities                   (6,693,249)    (6,249,701)      (443,548)
                                     -----------    -----------    -----------
    Deficit Working Capital          $(1,542,692)   $(3,731,414)   $ 2,188,722
                                     ===========    ===========    ===========
Long-term Debt                       $(4,416,735)   $(3,767,085)   $  (649,650)
                                     ===========    ===========    ===========
Stockholders' (Deficit)              $(2,263,020)   $(3,157,685)   $   894,665
                                     ===========    ===========    ===========

Statements of Cash Flows Select Information

                                                 Nine Months Ended
                                              9/30/2004      9/30/2003
                                              ---------      ---------
                                             (Unaudited)    (Unaudited)
                                             -----------    -----------

Net Cash Provided (Used) By:
Operating Activities                         $ 471,139       $(192,267)
Investing Activities                         $ (25,123)      $  (4,227)
Financing Activities                         $(423,146)      $ 198,788

Operating Activities

      For the nine months ended September 30, 2004, cash provided by operating activities of $471,139 was primarily attributed to an increase in income from operations, an increase in accounts payable and accrued expenses of $1,029,481, and an increase in deposits from customers in the amount of $1,093,451, which also relate to our increase in overall activity. These increases were partially offset by an increase in accounts receivable of $468,432, and an increase in inventories of $3,148,025. The increase in accounts receivable relates principally to the increased sales in the second and third quarters of 2004. The increase in inventories relates to our increased production relating to our increased sales and backlog during the same quarters.

      For the nine months ended September 30, 2003, $192,267 cash was used by operating activities. This was primarily due to a decrease in income from operations and an increase in accounts payable and accrued expenses of $512,147, which related directly to our cash flow problems during this period, which forced us to delay some payments. These increases were partially offset by the increase in accounts receivable of $756,122 relating to increased sales in the second and third quarters and an increase in inventories of $355,314, which related to additional shipments received from Lam.

Investing Activities

      During the nine months ended September 30, 2004 and 2003, cash was used by investing activities for minor purchases of equipment.

      The Company currently has no material commitments for capital expenditures.

Financing Activities

      Financing activities in the nine months ended September 30, 2004 used $418,183 as compared to $427,238 in the nine months ended September 30, 2003 for the repayment of long-term debt. In the nine months ended September 30, 2004 we experienced a net repayment on our line of credit in the amount of $4,963. Also in the nine months ended September 30, 2003 we received net proceeds of $626,026 from issuance of long-term debt.

      We have $2,805,451 and $4,416,735 of term-debt payments due within the next year and next two to five years, respectively. Our ability to repay this debt is contingent upon continued improvement of cash flow from operations, and upon our ability to continue the expansion of our product line and market share.

      Liquidity and Capital Resources

      Our liquidity has been negatively impacted by operating losses we experienced in 2002 and 2003. We attribute these losses primarily to the general decline in the economy of the United States, which we believe substantially decreased discretionary spending by consumers. As a result, consumers purchased fewer products in the computer and semiconductor industries. With the improvement in the economy beginning in the first nine months of 2004, we are now experiencing improved liquidity from the sale of a greater number of products, and a related significant increase in customer deposits.

      To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, and a loan for $200,000. This loan for $200,000 was made by Jean Charles Cartier in October 2002, with a twelve-month term and at an interest rate of 12% per annum. Mr. Cartier also received warrants to acquire 200,000 shares at $0.20 per share and 200,000 shares at $1.00 per share. As of November 2003, we were in default on our $200,000 bridge loan due to Mr. Cartier, which is secured by a second lien on our accounts receivable and inventories. Interest of $24,000 has now been paid, and the Cartier estate has agreed to forbearance of the outstanding principal until December 31, 2004.

      Our subsidiary's restructured term loan with Merrill Lynch Business Financial Services, Inc. (the "New Loan") had a balance of $1,123,310 as of September 30, 2004, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45 month period and a balloon payment upon the expiration of the term. The New Loan is guaranteed by both DND Technologies, Inc. and Doug Dixon, and is secured by a first lien on our accounts receivable and inventories that amounted to approximately $4,757,000 at September 30, 2004.

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

      On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam, which, among other things, restructured the terms of payment for the inventory purchases made as a part of the original agreement. Under the new terms, the Company will pay a revised balance of $871,596 for the original inventory purchases in 30 equal installment payments of $28,220, which began on August 1, 2004 and end January 1, 2007, with an additional payment of $90,000 that was due and paid on September 30, 2004. An additional inventory transfer of $65,000 took place in August 2004, and was added to this outstanding balance for a total of $936,596.

      On April 30, 2004, the Company and a former employee settled counter-claims against each other arising from the employee's prior association with the Company. The Company has recorded an expense of the entire settlement payable to the employee of $140,000. Payments in the amount of $10,000 per month began September 1, 2004 and continue until October 1, 2005, without interest.

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

      Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness.

      Our current obligations consist of a total of $200,000 due by the end of December 2004 to the Cartier estate, approximately $1.1 million due to Merrill Lynch over the next 13 months, and a total of approximately $8 million due to Lam and Axcelis over the next several years (assuming our level of sales results in the maximum possible license fees under the two Axcelis agreements). Even if we are able to increase revenue, maintain profit margins, expand our product base and obtain additional financing, we cannot be certain that we will meet these obligations.

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

      o We depend on Dennis Key, our CFO and CEO of ASI, and his relationships within the semiconductor industry. His loss would seriously disrupt our operations. Our CEO, Douglas Dixon, is gradually decreasing his involvement with the Company in anticipation of retirement. We anticipate that Mr. Dixon's relationships within the semiconductor industry will be continued by Mr. Key.

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

      o Our substantial increase in gross profit primarily occurred as a result of the decrease in our reserve for obsolete inventory. This is unlikely to reoccur at the same magnitude in future quarters.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Settlement Agreement with Merrill Lynch, which was disclosed in our Forms 10-QSB for the quarters ended March 31, 2004, and June 30, 2004, has been executed by the parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

                  32    Section 1350 Certifications

            (b)   Reports on Form 8-K:

                  On August 17, 2004, we filed a Current Report on Form 8-K announcing the settlement of our lawsuit with Scott Magoon, final payment of a note payable to a former president of ASI, forbearance of the principal due under the Cartier note, the settlement of our lawsuit with Merrill Lynch Business Financial Services, Inc. and the restructure of our outstanding debt with Merrill Lynch, and the amendment of our agreement with Lam Research Corp.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004

                                    DND TECHNOLOGIES, INC., a Nevada corporation


                                    By:      /s/ Douglas N. Dixon
                                       -----------------------------------------
                                    Douglas N. Dixon, CEO and Director