Form 10KSB
period 2004-12-31
DND TECHNOLOGIES INC
filed 2005-04-15
CIK 1118344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _______________ to _________________.

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

      |X| Yes1 |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's total revenues for the fiscal year ended December 31, 2004 were $15,799,916.

      As of March 31, 2005, there were 23,515,000 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of March 31, 2005, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $2,349,000.

                       Documents Incorporated by Reference

      None.

      Transitional Small Business Disclosure Format: |_| Yes  |X| No

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

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

PART II...........................................................................................................8

Item 5.     Market for Common Equity and Related Stockholder Matters..............................................8
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations................10
Item 7.     Financial Statements.................................................................................21
Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................21
Item 8A.    Controls and Procedures..............................................................................21

PART III.........................................................................................................21

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act..................21
Item 10.    Executive Compensation...............................................................................24
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......25
Item 12.    Certain Relationships and Related Transactions.......................................................26
Item 13.    Exhibits, Financial Statements and Reports on Form 8-K...............................................27
Item 14.    Principal Accountant Fees And Services...............................................................27

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

Overview

      DND Technologies, Inc., a Nevada corporation ("DND"), began operations under the name "DND Technologies, Inc." on August 2, 2002, following the merger of a wholly-owned subsidiary of Zurickirch Corp., a Nevada corporation ("Zurickirch"), with Aspect Systems, Inc., an Arizona corporation then named
Aspect Semiquip International, Inc. ("ASI"). Zurickirch was incorporated in Nevada on May 9, 1997 as Weston Caribbean Corp. On March 9, 2000, its name was changed to Zurickirch Acquisitions, Inc. and on April 17, 2000, its name was changed to Zurickirch Corp. The merger was effected through an Agreement & Plan of Reorganization, under the terms of which DND exchanged 18,000,000 shares of its common stock for all of the issued and outstanding shares of ASI. Immediately after the merger, Douglas Dixon, CEO of DND, as the sole shareholder of ASI, owned 18,000,000 shares of DND, with 4,000,000 DND shares held by others. Following the merger, ASI became a wholly-owned subsidiary of DND. DND, through ASI, provides capital equipment to the semiconductor industry for use in the manufacture of microchip technology, and is a manufacturer and supplier of parts and contract services to the semiconductor industry. In March of 2001, ASI acquired Semiquip, Inc. Semiquip, based in Texas, was a supplier of reconditioned assemblies, and a provider of service programs specific to major semiconductor fabrication equipment used in the manufacture of computer chips and other semiconductor devices.

      Incorporated in 1990, ASI is a global provider of specialized equipment, parts and support services to the semiconductor industry. Through licensing agreements negotiated with Lam Research Corporation ("Lam") and Axcelis Technologies, Inc. ("Axcelis"), ASI has become the original equipment manufacturer ("OEM") of Lam AutoEtch, Rainbow and TCP plasma etch systems, , and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of Rainbow and TCP plasma etch systems and the ASI MX and Arista system products.

      ASI has a website located at http://www.aspectsys.com.

Semiconductor Industry Background

      Semiconductor chips, also known as integrated circuits, are used in personal computers, telecommunication equipment, digital consumer electronics, wireless communication products and other applications. Types of semiconductor chips include memory chips (which store and retrieve information), microprocessors (general purpose logic devices programmable to take instructions from software) and "system on chip" devices (which have both logic and memory features). Most semiconductor chips are built on wafers of silicon that may be as much as twelve inches in diameter. Each semiconductor chip is made up of millions of tiny transistors or "switches" to control the functions of the device. The transistors are created by forming electrically active regions beneath the silicon surface to inhibit or prohibit electrical current flow. Later, metal interconnections are formed on top of the silicon that connects the transistor components together.

      Semiconductor chip manufacturers utilize many different types of process tools in the making of integrated circuits. There are over 300 process steps utilizing over 50 different types of process tools required in the making of a single device like a microprocessor. Semiconductor chip manufacturers seek efficiency improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. During the period from early 1999 through 2000, semiconductor manufacturers met the increased demand for chips mostly by building new fabrication facilities, and by making additional equipment purchases to expand existing fabrication facilities. The significant number of new and expanded fabrication facilities coupled with the severe downturn in demand for electronic devices from 2001 through most of 2003, had a severe adverse impact on the semiconductor industry and on suppliers to the semiconductor industry. Beginning in late 2003, demand for semiconductor chips began to increase, which has led to increases in capital expenditures during 2004.

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

      Periodically, and historically every seven or eight years, the semiconductor industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. The majority of wafer fabrication facilities today are using wafers with a diameter of 200 mm (8 inches). New manufacturing equipment is required to handle 300 mm (12 inches) wafers if a facility wants to make the transition to these larger wafers. We currently supply equipment for the 100 mm to 200 mm markets but management intends to offer equipment for processing 300 mm wafers when feasible. The customer base for semiconductor manufacturing equipment is also changing. Given the magnitude of the investment needed to build a new wafer fabrication facility (often referred to as a "fab"), which today exceeds $1 billion and can be as high as $3 billion or more for a new 300 mm fab, contract semiconductor manufacturers, or foundries, have emerged. Foundries provide out-sourced manufacturing of chips for chip designers and device manufacturers who may use foundries for all or part of their chip manufacturing requirements. Foundries, which are predominantly located in Taiwan and Singapore, have become significant purchasers of semiconductor manufacturing equipment. New foundries are being built in China to compete with Taiwan and Singapore as more chip production is being outsourced. China is predicted to be one of the fastest growing regions for semiconductor manufacturing. The high cost of building a new fab has prompted many companies to seek refurbished equipment, which we include in our product offerings, rather than always purchasing new (and significantly more expensive) equipment.

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

Our Operating Subsidiary

      Organized in 1990, our operating subsidiary, ASI, manufactures, assembles, markets and services semiconductor wafer fabrication equipment for the worldwide semiconductor industry. Customers for ASI's products include semiconductor integrated circuit (or chip) factories or foundries, which either use the chips they manufacture in their own products or sell them to other companies for use in advanced electronic components.

      In 2002, ASI began manufacturing a proprietary product known as the "Nitrogen Clean System" ("NCS"), which provides superior cleaning of wafer fabrication equipment as compared to existing high efficiency particulate arresting ("HEPA") filtration devices. One of our customers, Texas Instruments, field-tested our NCS against competing models and elected to purchase our NCS. The superior cleaning ability of the NCS reduces contamination of wafers and increases the yield obtained from each wafer. This equipment provides in situ continuous cleaning of the reaction chamber that reduces particulates thereby greatly extending the uptime between required equipment cleaning cycles. The NCS is adaptable to work with etch or chemical vapor deposition equipment producing any wafer size. We sold and installed our first NCS in 2002, and, as of March 31, 2005, we had approximately 14 installed units, Eleven of these were sold to Texas Instruments and 3 were sold to ST Microelectronics. We believe that the NCS provides further diversification of our business, providing a proprietary product to the semiconductor market.

Our Market Niche and Growth Strategy

      ASI provides new and used equipment, parts and engineering services to the semiconductor industry. The semiconductor industry itself has historically been highly cyclical and capital intensive. Many semiconductor manufacturers are now choosing to meet increased production demands by upgrading, refurbishing or reconfiguring their existing equipment, or by purchasing rebuilt and reconfigured current generation products rather than buying new state-of-the-art equipment, which is substantially more costly, and oftentimes unnecessary to the attainment of their immediate goals. As the cost of new equipment continues to rise, management believes demand is increasing for our products and services.

      In November, 2002, through a licensing agreement with Lam, ASI was granted OEM rights to manufacture and support the Lam AutoEtch and TCP plasma etch products, adding this new capability to the AutoEtch refurbishing and after market support business upon which ASI had been founded. On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam Research, which, among other things, restructured the terms of the payment for the inventory purchases made as a part of the original agreement.

      In December, 2003, through a similar and exclusive licensing agreement with Axcelis Technologies, Inc., ASI gained OEM rights to manufacture and support plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten) platforms. ASI is now accepting orders for both new and refurbished ASI MX-1 and ASI MX-10 products manufactured to original manufacturer specifications. On August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms.

      We intend to continue the expansion of our market share through aggressive promotion of our products and services, and by entering into contracts with other OEMs to acquire manufacturing rights to their legacy products.

Recent Product Line Acquisitions and Product Development

      Our Asset Sale and License Agreement with Lam dated November 8, 2002 (the "Lam Agreement"), granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. In June, 2004, we signed an amendment to the Lam Agreement that restructured certain payment terms. As of March 31, 2005, we have purchased equipment for approximately $2.1 million under the Lam Agreement, and we are required to pay approximately $5.3 million (approximately $1.3 million has already been paid) as a royalty for the licensed intellectual property. Management expects our relationship with Lam to continue for the foreseeable future.

      We entered the dry strip product market through our License Agreement with Axcelis in December 2003. This Agreement granted us an exclusive license to use certain technology to manufacture, use, sell, maintain and service Matrix System One and System Ten dry strip semiconductor manufacturing equipment. The agreement provided for a one time payment of $150,000 plus a quarterly payment equal to 18% of net revenues from the sale of these products by the Company until $2,750,000 (the license fee) has been paid and then payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2010.

      On August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm formerly marketed by Matrix Integrated Systems, Inc. and Axcelis Technologies, Inc. under the trade names of "Bobcat" and "Cheetah" ). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011.

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

Research and Development Activities

      Our R&D expenditures were $96,298 during the 2004 fiscal year, and $58,226 during the 2003 fiscal year. These expenditures were targeted at continued development of our NCS application, and enhancements to our existing products.

      The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. In the near term, our ability to maintain competitive advantage depends in part on our ability to maintain our existing relationships with companies like Lam and Axcelis. Our outsourcing contracts with Lam and Axcelis allow us to obtain the benefits of newer technologies without having to invest substantial portions of our revenue into R&D activities.

Patents and Trademarks

      We intend to evaluate any technology we develop on a case-by-case basis and pursue legal protection for our technology through patent and trade secret protection where we believe the benefits of such protection outweigh the associated costs. Equipment produced through our outsourcing contracts with Lam and Axcelis is covered by the OEM patent protection afforded us via the license agreements. Our registered United States patents, which are owned by our subsidiary, Aspect Systems, Inc., jointly with Air Products and Chemicals, Inc., are: "Partial clean fluorine thermal cleaning process," Pat. No. 5,868,852 granted on February 9, 1999 with a term ending in February of 2017, and "Diluted nitrogen trifluoride thermal cleaning process", Pat. No. 5,714,011 granted on February 3, 1998 with a term ending in February of 2015. Our management believes that certain aspects of our proprietary technologies are no longer fully protected by our patents. Our subsidiary, ASI, owns the following registered trademark: "ASI Aspect Systems, Inc." We believe that this trademark is known and recognized within our market and is valuable to our business. We intend to vigorously enforce all violations of our trademark as we believe the goodwill associated with it is important to the development of our business.

Manufacturing

      Our manufacturing operation is capable of, and routinely builds, new systems, or rebuilds/reconfigures complete plasma systems, for the markets that we serve. Most of the assembly and testing of our products is conducted in cleanroom environments. Prior to shipping a completed system, customer representatives may perform acceptance tests at our facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

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

Distribution Methods

      We sell new and refurbished equipment and aftermarket support, which includes spare parts sales and technical contract services. In fiscal year 2004, spare parts and technical services accounted for approximately 38% of our total sales. Our revenues in 2004 were derived from sales in both the US and overseas, with overseas sales accounting for approximately 36% of total revenues. In the U.S., we market and sell our products and services directly over the phone, by mail and fax, through in-person sales calls to potential customers, and at trade shows. The number of potential customers is limited, as we only sell to manufacturers of computer chips, and thus we have the resources to handle marketing internally. Our overseas marketing is conducted through marketing representatives in Europe and Asia that stock spare parts, employ technicians, and call on computer chip manufacturers in their area.

      Sales of equipment are handled similarly, but are supplemented by independent sales representatives in the U.S. who visit potential customers to market out products, along with other manufacturers' non-competing product lines.

Marketing, Sales and Service

      Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing professionals, direct sales personnel as well as equipment and process engineers that work closely with individual customers to develop solutions to their processing needs. After-sales support is an essential element of our marketing and sales programs. We maintain ongoing support relationships with our customers and have a network of field service personnel in place throughout the United States. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining our competitiveness in the marketplace.

Suppliers and Customers

      Our major supplier in 2004 was Lam, which accounted for approximately 25% of our inventory purchases last year. Management anticipates that we will purchase significant quantities of inventory from Lam in 2005. We have no other significant suppliers, and are able to change all suppliers other than Lam easily and without material negative effects to our business. Our customers include many of the world's leading semiconductor manufacturers including Intel, Texas Instruments, ST Micro, Motorola, National Semiconductor, and On-Semi. In 2004, no customer accounted for 10% or more of our total revenue. In 2003, revenue from Texas Instruments and National Semiconductor accounted for approximately 17% and 12%, respectively, of total revenue. Although we do not have formal contracts with our customers, all our parts and systems sales are covered by customer purchase orders. A material reduction in orders from several of our larger customers, due to market or business conditions in the semiconductor industry, could adversely affect our results of operations and projected financial conditions. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. During 2001 and 2002, the semiconductor industry experienced a marked decline in demand, but the industry began to increase capital expenditures in 2003 and 2004 as the economy began to improve, although capital expenditures remained lower than levels in the 1990s.

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

Competition

      The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. The Company's ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to market new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control, and the level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer's needs and criteria, including considerations such as the customer's process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions, larger wafer sizes, and adopting new materials for use in semiconductor manufacturing. When funds are restricted, many customers will choose to repair existing equipment or to acquire refurbished tool sets, rather than purchasing the latest generation equipment. Sometimes, existing technology can be adapted to the new requirements; however, these requirements sometimes create the need for an entirely new technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and start-ups, and can quickly diminish the value of existing technologies.

      Although competition exists for each of the Company's products, and competitors range from small companies that compete with a single product to companies with a large and diverse line of semiconductor processing products, our management believes that competition from these companies is minimal. For example, two of our competitors are Lam Research Corp. and Axcelis Technologies, Inc., both multi-national companies with significantly greater financial resources, but Lam and Axcelis historically have not been strong competitors with us because of their focus primarily on other markets. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that the Company is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements on a cost effective basis and provide services in a timely manner.

Government and Environmental Regulations

      Other than minimal environmental regulation, we are not subject to governmental regulation of our business. We are currently not aware of any pending notices of violation, fines, lawsuits or investigations arising from environmental matters that would have any material effect on our business. As we do no manufacturing, only assembly, of our products, we are subject to a minimal number of governmental regulations related to the management of hazardous materials, including disposal of certain fluids and gases as part of the assembly process. We believe that we are in compliance with these regulations and that we have obtained all necessary environmental permits to conduct our business. We currently have arrangements with local and state authorities that permit us to dispose of these fluids and gases at minimal cost. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, and cessation of our operations or reduction in our customers' acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Employees

      DND currently has two employees, our CEO and CFO. ASI had approximately 53 full-time employees as of December 31, 2004.

ITEM 2. PROPERTIES

      DND, through its subsidiary ASI, currently leases its principal Arizona facility, located at 375 East Elliot Road, Chandler, Arizona 85225. This facility consists of 23,264 square feet of office and warehouse space on a lease from Teachers Insurance and Annuity Corporation, a New York corporation that runs through November 30, 2007. ASI also leases a smaller facility in Richardson, Texas located at 650 International Parkway, Suite 180. The facility consists of 19,855 square feet on a lease from TMT Richardson Business Center, Inc., a Delaware corporation, that runs through November 30, 2008. Rental payments for both facilities for the year ended December 31, 2004 were approximately $397,000. The Company is not affiliated with any of its lessors. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      DND currently has 23,515,000 shares of common stock outstanding.

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

                 Period                   Average Low            Average High
                 ------                   -----------            ------------
        Fourth Quarter 2004                   $0.13                  $0.28
        Third Quarter 2004                    $0.12                  $0.30
        Second Quarter 2004                   $0.07                  $0.20
        First Quarter 2004                    $0.05                  $0.20
        Fourth Quarter 2003                   $0.05                  $0.08
        Third Quarter 2003                    $0.05                  $0.11
        Second Quarter 2003                   $0.02                  $0.08
        First Quarter 2003                    $0.05                  $0.51

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

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on March 31, 2005 was approximately 34.

Dividend Policy

      To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings to provide funds for operation and growth of its business.

Disclosure of Equity Compensation Plans

      The Company maintains the 2003 Stock Option Plan (the "Option Plan"), pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to employees, officers, directors, consultants and advisors of the Company. As of December 31, 2004, options to purchase 4,999,226 shares had been granted under the Option Plan, and 540,000 of these granted options were cancelled and expired during 2004.

                                      Number of securities to           Weighted-average           Number of securities
                                      be issued upon exercise          exercise price of          remaining available for
                                      of outstanding options,         outstanding options,     future issuance under equity
        Plan Category                 warrants and rights (#)       warrants and rights ($)         compensation plans
                                      -----------------------       -----------------------    ----------------------------
Equity compensation plans                     4,234,266                       $0.06                        765,734
approved by shareholders

Equity compensation plans not                       N/A                         N/A                            N/A
approved by shareholders

Total                                         4,234,266                       $0.06                        765,734

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Aspect Systems, Inc, ("ASI") a wholly owned subsidiary of DND Technologies, Inc, ("DND" or the Company) is a supplier and provider of new and used semiconductor equipment and after-market support of semiconductor manufacturing equipment which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. Elements of support range from a full line of spare parts and assemblies to various engineering services. ASI also offers a wide variety of sub-assembly repair services and reconditioning/refurbishing of an array of temperature control units used in the semiconductor industry.

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

Critical Accounting Policies and Estimates

      In consultation with our Board of Directors, we have identified three accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

      1. Inventory

      Inventory is valued at the lower of cost or market. Cost includes raw materials, freight, labor and manufacturing overhead. Inventory with no sales or usage within the prior 12 months is considered obsolete. Inventory on hand, in excess of a 12 month supply, is considered excessive and slow-moving. We review our reserves on a quarterly basis and adjust them for the full carrying value of obsolete, excessive and slow-moving inventory.

      2. License Agreements

      The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam Research Corporation ("Lam") (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years).

      3. Revenue Recognition

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

Selected Financial Information

                                                                Year Ended
                                                                                               Increase
                                                      12/31/2004           12/31/2003         (Decrease)
                                                      ----------           ----------         ----------
Statements of Operations
        Total Revenue                                $ 15,799,916        $  8,736,526        $  7,063,390
                                                     ------------        ------------        ------------
        Cost of Revenue:
             Costs of revenues                         10,237,166           5,499,564           4,737,602
             Reserve for slow moving and
                  Obsolete inventory                     (770,642)          2,401,221          (3,171,863)
                                                     ------------        ------------        ------------
        Total Cost of Revenues                          9,466,524           7,900,785           1,565,739
                                                     ------------        ------------        ------------
             Percentage of Sales                               60%                 90%
        Gross Profit                                    6,333,392             835,741           5,497,651
                                                     ------------        ------------        ------------
             Percentage of Sales                               40%                 10%
        Operating Expenses:
             Research and development                      96,298              58,226              38,072
             Sales and marketing                        2,517,649           1,147,977           1,369,672
             General and administrative                 1,986,934           1,992,588              (5,654)
             Lawsuit Settlement                           140,000                   0             140,000
                                                     ------------        ------------        ------------
        Total Operating Expenses                        4,740,881           3,198,791           1,542,090
                                                     ------------        ------------        ------------
        Income (Loss) from Operations                   1,592,511          (2,363,050)          3,955,561
                                                     ------------        ------------        ------------
        Other Income (Expense):
             Interest Expense                            (356,689)           (373,208)             16,519
                                                     ------------        ------------        ------------
        Income (Loss) Before Income Tax Expense         1,235,822          (2,736,258)          3,972,080
        Income Tax Expense (Benefit)                          800                   0                 800
                                                     ------------        ------------        ------------
        Net Income (Loss)                            $  1,235,022        $ (2,736,258)       $  3,971,280
                                                     ============        ============        ============
        Net (Loss) Per Share
             Basic                                            .05                (.12)                .17
             Diluted                                          .05                 N/A                 N/A

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003.

      Our revenue increase of $7,063,390, or 81%, was due to an increase in sales from customers who are purchasing additional capital equipment to meet the demands of a recovering economy. Our sales increase by segment is as follows:

                                                                                   Increase
                                      December 31, 2004   December 31, 2003       (Decrease)
                                      -----------------   -----------------       ----------
      Systems and chillers               $ 9,682,656         $ 2,626,534         $ 7,056,122
      Parts, assemblies
         and consumables                   5,897,285           5,746,576             150,709
      Field service and training             219,975             363,416            (143,441)
                                         -----------         -----------         -----------
                                         $15,799,916         $ 8,736,526         $ 7,063,390
                                         ===========         ===========         ===========

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $4,737,602 or 86%. This increase is directly related to the 81% increase in total revenue for the year ended December 31, 2004. Our cost of revenues as a percentage of revenues for the year ended December 31, 2004 was 65% as compared to 63% for the year ended December 31, 2003.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the second quarter of 2004, we recorded a $962,758 decrease in our reserve primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement which provided us a credit against payables to them for inventories previously shipped to us in 2003. This amount was offset by a $192,116 increase to the reserve due to an analysis of all other inventory items. In the year ended December 31, 2003, we increased our reserve by $2,401,221 for slow moving and obsolete inventory, a large portion of which was received from Lam.

Research and Development

      Research and development costs increased $38,072 or 65% in the year ended December 31, 2004. The increase is primarily related to a $11,900 increase in payroll/benefits and a $19,300 increase in outside engineering expenses. We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $1,369,672 or 119% in the year ended December 31, 2004. The increase is primarily related to the increase in the Axcelis license and related royalties of $856,000 which began in December 2003, commissions also increased approximately $380,000 and are increasing with the increase in system sales, and Lam royalty expense increased $87,000 which is due to the fact that royalty payments in fiscal 2003 were made for only ten months versus twelve months in 2004.

General and Administrative

                                                                      Year Ended
                                                                                              Increase
                                                             12/31/2004      12/31/2003      (Decrease)
                                                             ----------      ----------      ----------
General and Administrative
       Salaries and wages                                    $  990,840      $  799,971      $  190,869
       Professional fees                                        284,396         506,748        (222,352)
       Occupancy Expense, less amount allocated to Cost
       of Revenue                                               220,008         215,115           4,893
       Depreciation, less amount allocated to Cost of
       Revenue                                                  116,686         125,358          (8,672)
       Other general and administrative expenses                375,004         345,396          29,608
                                                             ----------      ----------      ----------
            Total General and Administrative                 $1,986,934      $1,992,588      $   (5,654)
                                                             ==========      ==========      ==========

      Salaries and wages increased $190,869 or 24% in the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase is primarily the result of an increase of $103,000 from new employee salaries, an increase of $67,000 from selected managerial personnel who took pay reductions in 2003 but did not take reductions in 2004, $75,000 from general pay increases, increased overtime and vacation accrual, $41,250 from executive bonuses for 2004, and a decrease of $96,000 from employees who left the Company in 2004.

      Professional fees decreased in 2004 in the amount of $222,352 or 44% primarily due to a decrease in expenses related primarily to the integration of our accounting and inventory/production control systems that was completed in 2003 ($41,000), a decrease in investor relations expense ($53,000), a decrease in legal expense from litigation ultimately settled by the Company ($ 58,000), and a decrease in accounting related expense ($41,000).

      Other general and administrative expenses increased $29,608 or 9%. The increased expenses are attributable to travel costs of $30,000 incurred in 2004, primarily for our subsidiary's new CEO to work in both our Arizona and Texas locations, the purchase of supplies and delayed maintenance of our facilities (due to our cash flow problems in 2003) amounting to $29,000, other employee benefits, primarily relocation expenses, of $23,000, and an increase in the miscellaneous category of $46,000. These increases were offset by decreases in bad debt expense ($24,000), depreciation expense ($17,000), and stock grant expense of ($55,000).

Lawsuit Settlement

      In April 2004, the Company settled litigation with a former employee, which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. (See further discussion below under "Liquidity and Capital Resources.")

Net Income

      We had net income of $1,235,022 for the year ended December 31, 2004, compared to a net loss of $2,736,258 for the year ended December 31, 2003. This $3,971,280 increase in net income is primarily the result of a $770,642 decrease (see further discussion under Cost of Revenues-Slow Moving and Obsolete Inventory) in our reserve for slow moving and obsolete inventory, compared to a $2,401,221 increase in our reserve for slow moving and obsolete inventory during 2003, plus an 81% increase in revenue and improved operating efficiencies achieved through a higher level of business activity, offset by an increase in commissions and royalties due to the increased sales for the year ended December 31, 2004.

Capital Resources

                                                   Year Ended
                                                   ----------
                                                                                 Favorable
Working Capital                            12/31/2004        12/31/2003        (Unfavorable)
                                           ----------        ----------        -------------
Current Assets                           $  5,899,359       $  2,442,282       $  3,457,077
Current Liabilities                        (7,718,663)       (10,202,594)         2,483,931
                                         ------------       ------------       ------------
            Deficit Working Capital      $ (1,819,304)      $ (7,760,312)      $  5,941,008
                                         ============       ============       ============
Long-term Debt                           $ (4,082,730)      $    (35,962)      $ (4,046,768)
                                         ============       ============       ============
Stockholders' (Deficit)                  $ (2,355,359)      $ (3,590,381)      $  1,235,022
                                         ============       ============       ============

Statements of Cash Flows Select Information

                                                         Year Ended
                                                 12/31/2004       12/31/2003
                                                 ----------       ----------

Net Cash Provided (Used) By:
Operating Activities                              $ 917,085       $ (77,486)
Investing Activities                              $ (58,552)      $ (14,647)
Financing Activities                              $(699,846)      $  50,054

Operating Activities

      For the year ended December 31, 2004, cash provided by operating activities of $917,085 was primarily attributed to income from operations of $1,235,022, an increase in accounts payable and accrued expenses of $2,236,205, and an increase in deposits from customers in the amount of $897,919, which also relate to our increase in overall activity. These increases were partially offset by an increase in accounts receivable of $1,393,468 due to a significant increase in fourth quarter revenues, and an increase in inventories of $3,047,830. The increase in inventories relates to our increased production relating to increased sales and backlog during the year.

      For the year ended December 31, 2003, $77,486 cash was used by operating activities. This was primarily due to a decrease in income from operations and an increase in accounts payable and accrued expenses of $736,670, which related directly to our cash flow problems during this period, which forced us to delay some payments. These increases were partially offset by the increase in accounts receivable of $740,680 and an increase in inventories of $460,609, which related to additional shipments received from Lam.

Investing Activities

      During the years ended December 31, 2004 and 2003, cash was used by investing activities for purchases of equipment in the amounts of $58,552 and $14,647, respectively.

      The   Company   currently   has  no  material   commitments   for  capital
expenditures.

Financing Activities

      Financing activities in the year ended December 31, 2004 used a total of $699,846 as compared to net cash provided of $50,054 in the year ended December 31, 2003. In the year ended December 31, 2004, $742,002 was used for the repayment of long-term debt as compared to $581,136 in the year ended December 31, 2003. In the years ended December 31, 2004 and 2003 we received net proceeds of $42,156 and 631,190, respectively, from issuance of long-term debt.

      We have $2,973,908 (which includes $967,606 due to Lam, $788,416 of royalty payable to Axcelis, $420,400 due to related parties, $299,495 due to Merrill Lynch, $389,350 of notes payable, $90,000 due under the lawsuit settlement and $18,641 of current capital leases payable) and $4,082,730 of term-debt payments due within the next year and next two to five years, respectively. Our ability to repay this debt is contingent upon continued improvement of cash flow from operations, additional equity infusions to repay the indebtedness and upon our ability to continue the expansion of our product line and market share. Management will seek to renegotiate repayment of indebtedness due in fiscal 2005 or a portion thereof if the Company is unable to repay it in full but there is no assurance that it will be successful or if successful, that it will not remain obligated to repay at substantially higher than market rate.

Liquidity and Capital Resources

      Our liquidity has been negatively impacted by the operating losses we experienced in 2002 and 2003. We attribute these losses primarily to the general decline in the economy of the United States, which we believe substantially decreased discretionary spending by consumers. As a result, consumers purchased fewer products in the computer and semiconductor industries. With the improvement in the economy beginning in the first half of year 2004, we are now experiencing improved liquidity from the sale of a greater number of products, and a related significant increase in customer deposits.

      To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, and a loan for $200,000. This loan for $200,000 was made by Jean Charles Cartier in October 2002, with a twelve-month term and at an interest rate of 12% per annum. As of November 2003, we were in default on our $200,000 bridge loan due to Mr. Cartier, which is secured by a second lien on our accounts receivable and inventories. Interest of $24,000 has now been paid, and the Cartier estate agreed to forbear on collection of the outstanding principal until December 31, 2004. In December, 2004, $100,000 was paid and the balance of $100,000 was paid in full in March, 2005 and no further amounts are due.

      Our subsidiary's restructured term loan with Merrill Lynch Business Financial Services, Inc. (the "New Loan") had a balance of $1,123,310 as of December 31, 2004, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45 month period and a balloon payment upon the expiration of the term. The New Loan is guaranteed by both DND Technologies, Inc. and Doug Dixon, and is secured by a first lien on our total assets.

      Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased approximately $2.1 million in product under the Agreement, and we are required to pay approximately $5.3 million over the term (of which approximately $4 million remains to be paid) as a fee for the licensed intellectual property.

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

      In November 2003, the Company entered into an agreement with Axcelis Technologies, Inc. and acquired an exclusive license to manufacture, sell, and provide service and parts support for certain dry strip semiconductor manufacturing equipment marketed under the trade names "System One" and "System Ten". The agreement provided for a one time payment of $150,000 plus a quarterly payment equal to 18% of net revenues from the sale of these products by the Company until $2,750,000 (the license fee) has been paid and then payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2010.

      On August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor  manufacturing  equipment  for  wafer  sizes up to

200mm formerly marketed by Matrix Integrated Systems, Inc. and Axcelis Technologies, Inc. under the trade names of "Bobcat " and "Cheetah" (limited to such equipment that includes at least one reactive ion etch chamber). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011.

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

      As of December, 2004, our current obligations include $100,000 (which was paid in March 2005) due to the Cartier estate, $689,000 in notes payable, and $1,756,000 in term payments to Lam and Axcelis. As of the date of this filing, we believe that our cash flow is sufficient to meet our current obligations. However, there can be no assurance that our results of operations will not change as 2005 progresses, and if our revenues decline, we may have difficulty meeting our current obligations unless we obtain additional financing.

      During the next 12 month period we intend to seek financing from one or more sources such as capital investment firms or private fund managers. If we are successful in obtaining financing, we will have additional cash resources to pursue growth and other types of opportunities that our management believes could enhance our business. Additional cash resources may also allow us to make more cost effective choices when acquiring resources needed for our ongoing business operations. Although we do not have any current commitments for financing, we will soon be engaging in discussions with such funding sources. Additional financing may not be available on acceptable terms or at all.

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

      During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times reached higher-than-necessary levels relative to the current levels of production demand. During periods of rapid growth, we must be able to acquire and develop sufficient capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. We cannot give assurances that our future sales and operating results will not be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future. As of the end of 2004, the semiconductor industry has become more optimistic about its levels of capital expenditures.

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

      Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected another vendor's capital equipment, the manufacturer is generally reliant upon that equipment vendor for the specific production line application in question. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time when that customer has selected a system from a manufacturer we do not have a relationship with. In addition, sales of our systems depend in significant part upon a prospective customer's decision to increase manufacturing capacity which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems may have a lengthy sales cycle, during which we may expend substantial funds and management effort.

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

      Our success in acquiring or developing and then selling systems depends upon a variety of factors. These include product selection, timely and efficient completion of product design and development, timely and efficient implementation of assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, acquiring, and marketing new products, or in enhancing our existing products. In addition, we could incur substantial unanticipated costs to ensure the functionality and reliability of our future product introductions early in their product life cycles. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, then delays in collecting accounts receivable and additional service and warranty expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

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

      We may experience supply shortages.

      We use numerous suppliers to obtain parts, components, sub-assemblies and final products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited source. These suppliers are in some cases thinly capitalized, independent companies that generate significant portions of their business from us and a small group of other companies in the semiconductor industry. We seek to reduce our dependence on the limited group of sources. However, disruption or termination of certain of those suppliers could occur and certain of our competitors, including Lam and Axcelis, have experienced supply shortages in the past. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

      We are exposed to the risks of operating a global business.

      In 2004, approximately 36% of our revenues resulted from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Managing our global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and where we anticipate significant opportunity for growth. Global uncertainties with respect to: 1) economic growth rates in various countries; 2) the sustainability of demand for electronics products; 3) capital spending by semiconductor manufacturers; 4) price weakness for certain semiconductor devices; and 5) political instability in regions where we have operations, such as Asia, may also affect our business, financial condition and results of operations.

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

      Our customer base has historically been highly concentrated. Orders from a relatively limited number of semiconductor manufacturers have accounted for, and likely will continue to account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. In addition, sales to any single customer may vary significantly from quarter to quarter.

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

      In addition, any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our common stock.

      In the past our auditors have expressed doubt about our ability to continue as a going concern.

      Our independent auditors did not express doubt about our ability to continue as a going concern in the audited financials filed with this report, based on our improved results from operations. However, our financial statements have contained going concern opinions in prior years, and there can be no assurance that future financial statements will not contain such an opinion if our results from operations decline.

      Our ability to raise additional financing is uncertain.

      We currently anticipate that our available cash resources combined with our anticipated revenues will meet any immediate working capital needs we have. However, we face repayment obligations of approximately $2.5 million during 2005. A shortfall in projected revenues primarily from our contracts with Lam and Axcelis would negatively impact any future expansion of our operations and our ability to repay our obligations. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) In addition, there have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

        Name                Age                 Position
----------------------    -------     ------------------------------------------

Douglas N. Dixon             62       CEO, President, and Chairman

G. Dennis Key*               62       CFO, Secretary and Director

Lowell W. Giffhorn*          58       Director, Chair of Audit Committee

Ernie L. Recsetar*           51       Director, Chair of Compensation Committee

Ronny Baker                  59       Controller

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

      G. Dennis Key is the CFO of DND, and the President/CFO/CEO of ASI. Prior to January 1, 2004, Mr. Key served as the President of the Texas Division of Aspect Semiquip International, and then since July of 2003, as President of Aspect Systems, Inc. He served as the Vice President, Worldwide Sales and Field Operations for Lam Research, Inc. from 1992 to 1996. Mr. Key was also previously employed as Vice-President, Sales and Marketing of Varian Corporation 1997 to 1998, and in a consulting role as Vice-President, Business Development for GlobiTech, Inc. from 2000-2002. Mr. Key began serving as a director of DND in August of 2003, began serving as Secretary of DND in January of 2004 and began serving as DND's CFO in November of 2003.

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

      Ronny Baker has served as Controller of ASI since October of 2001, and as Controller of DND since September, 2002. Prior to October of 2001, Mr. Baker held accounting positions with ASI and

Semiquip, Inc. beginning in October of 2000. From June 1999 to June 2001, Mr. Baker was Controller of Dallas Hospitality Co. which managed a conference center and cafeteria in an office tower in Dallas. From 1978 to 1998 and from 1972 to 1978, Mr. Baker held various accounting positions with Southland Corp and Monsanto Chemical respectively. Mr. Baker also served in the U.S. Air Force from 1968 to 1972.

      There is no family relationship between any of our executive officers and directors. Our directors serve one-year terms until their successors are elected. Our executive officers are elected by our Board of Directors, and serve one-year terms until their successors are elected.

Committees of the Board of Directors

      Our Board has standing Audit and Compensation Committees.

      Audit Committee. The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company's financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company's independent auditors. The Audit Committee, which met three times during 2004, is composed of one employee director and two other directors, both of whom were determined by the Board to be independent directors. During 2004, the Audit Committee consisted of Mr. Giffhorn (Chairman), Mr. Recsetar, and Mr. Key.

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

      Compensation Committee. The Compensation Committee establishes the compensation philosophy for DND and has all the authority of the Board of Directors to act or exercise corporate powers with respect to the compensation of the executive officers and the administration of DND's equity compensation plans. The Compensation Committee met once during 2004. The Compensation Committee is composed of Mr. Recsetar, as Chairman, and Mr. Giffhorn.

Code of Ethics

      DND has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2004, all Reporting Persons complied with all applicable filing requirements except as follows: each of the following

Reporting Persons failed to timely file one or more Forms, as indicated: Douglas Dixon (one Form 5), and Ronny Baker (one Form 4). Mr. Dixon and Mr. Baker's delinquent forms have now been filed.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2002, 2003 and 2004. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Long Term Compensation
                                                   Annual                 ------------------------------------------
                                               Compensation                          Awards                 Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                                           Restricted       Underlying        LTIP       All Other
                                                   Salary       Bonus     Stock Awards     Options/SARs      Payouts    Compensation
Name and Principal Position            Year          ($)         ($)          ($)              (#)             ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                       2002        104,567           0         0                    0           0         8,763(2)
                                       ---------------------------------------------------------------------------------------------
Douglas N. Dixon (CEO)(1)              2003        120,000           0         0              375,000           0        11,501(3)
                                       ---------------------------------------------------------------------------------------------
                                       2004        150,000      24,068         0                    0           0        14,165(6)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
G. Dennis Key (CFO; CEO
and CFO of ASI)                        2003        141,000           0         0            1,050,000           0        10,224(4)
------------------------------------------------------------------------------------------------------------------------------------
                                       2004        150,000      37,500         0                    0           0        14,165(7)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Scott Magoon (former director          2002        105,692           0         0                    0           0         6,293(5)
of ASI)
------------------------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 2004, Mr. Dixon resigned as CEO of Aspect Systems, Inc, the Company's subsidiary. He remains CEO of the Company.

(2) Represents $2,163 for insurance premiums and $6,600 for automobile allowance.

(3) Represents $4,901 for insurance premiums and $6,600 for automobile allowance.

(4) Represents $4,224 for insurance premiums and $6,000 for automobile allowance.

(5)   Represents $6,293 for automobile allowance.

(6) Represents $7,565 for insurance premiums and $6,600 for automobile allowance.

(7) Represents $7,565 for insurance premiums and $6,600 for automobile allowance.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

      The following table sets forth certain information with respect to options and warrants exercised by the Named Officers during the fiscal year ended
December 31, 2004. In addition, the table sets forth the number of shares covered by unexercised stock options and warrants held by the Named Officers as of December 31, 2004, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option or warrant and the market price of the shares subject to such option or warrant as of December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised      In-the-Money Options at Fiscal
                                                      Options at Fiscal Year-End(#)           Year-End($)(1)
----------------------------------------------------------------------------------------------------------------------
                          Number of
                           Shares
                         Acquired on       Value
         Name           Exercise (#)   Realized ($)    Exercisable    Unexercisable     Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
Douglas N. Dixon              0             --            132,703        242,297         $ 16,524         $29,076
----------------------------------------------------------------------------------------------------------------------
G. Dennis Key                 0             --          1,050,000             --         $126,000          _____
----------------------------------------------------------------------------------------------------------------------

(1) Value is based on average bid price as reflected on the OTCBB on December 31, 2004, which may not represent actual transactions, less the exercise price.

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

      Mr. Dixon has a separation agreement, under which Mr. Dixon is to receive a continued salary at the amount Mr. Key is paid, a car allowance, health insurance, life insurance and disability insurance through December 31, 2005. This agreement was triggered when Mr. Key became the President and CEO of ASI. Pursuant to a separate agreement, Mr. Key has an option to acquire 4,933,333 out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share.

Director Compensation

      Members of the Board of Directors do not generally receive any cash compensation for their service as Directors but the Company awarded stock options to directors for their service during the 2003 fiscal year and Mr. Giffhorn received $1,000 during 2003 as compensation for Board service. All expenses incurred by directors for meeting attendance or out of pocket expenses connected directly with their Board representation are reimbursed by DND.

      Director liability insurance may be provided to all members of the Board of Directors. DND has not yet obtained such insurance and is currently checking into specifics for available cost and coverage. A specific time frame to obtain the insurance has not been set. No differentiation is made in the compensation of "outside directors" and those employees of DND serving in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      As of March 31, 2005, there were 23,515,000 common shares outstanding. The following tabulates holdings of shares of DND by each person who, subject to the above, as of March 31, 2005, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of DND individually and as a group.

                      SHARE OWNERSHIP AS OF MARCH 31, 2005

                                                                       Options Exercisable                             Percent of
             Name and Address of                    Amount of           Within 60 Days of       Total Shares         Common Shares
             Beneficial Owner(1)               Common Shares Owned        March 31, 2005      Beneficially Owned         Owned(2)
   Douglas Dixon, Chairman of the Board,             14,200,000                132,703            14,332,703               60.6%
   Chief Executive Officer and President
                                                      1,100,000(3)           1,050,000(4)          2,150,000                8.7%
   G. Dennis Key, Chief
   Financial Officer and Director

   Ernie Recsetar, Director                                   0                137,500               137,500                   *

   Lowell Giffhorn, Director                                  0                250,000               250,000                1.1%

   Ronny Baker, Controller                               10,000                 39,583                49,583                   *

   Scott Magoon                                       2,000,000                     -0-            2,000,000                8.5%
   5709 Charleston Dr
   Frisco, TX 75035

   All Officers and Directors                        15,310,000              1,609,786            16,919,786               67.3%
   as a group (5 persons)

* Less than one percent of the outstanding Common Stock.

(1) Except as otherwise noted, the address for each of these individuals is c/o DND Technologies, Inc., 375 E. Elliot Road, Bldg. 6, Chandler, Arizona 85225.

(2) Percentage ownership is based on 23,515,000 shares of Common Stock outstanding on March 31, 2005. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after March 31, 2005 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3) These shares have not yet been issued to Mr. Key.

(4) In addition to options to purchase 1,050,000 shares granted to him under the 2003 Option Plan, Mr. Key has an immediately exercisable option to acquire 4,933,333 shares out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 31, 1997 and March 6, 1998, the Company borrowed a total of $120,000 from Douglas Dixon through two promissory notes. These notes are unsecured and were due on December 31, 1998. The notes have not been repaid and are accruing interest at 7%, compounded daily, with accrued interest totaling approximately $44,000 at December 31, 2004. The notes are payable on demand, and, while it is unlikely that Mr. Dixon will require payment in the foreseeable future, if he were to do so, the Company may have difficulty repaying the notes immediately.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

                                                                                                   Page Number
                                                                                                   -----------
          1. Financial Statements:

             Report of Independent Auditors                                                             F-1

             Consolidated Balance Sheets at December 31, 2004                                           F-2

             Consolidated Statements of Operations for each of the two years
             ended December 31, 2004                                                                    F-4

             Consolidated Statements of Stockholders' Deficit for each of the two years
             ended December 31, 2004                                                                    F-6

             Consolidated Statements of Cash Flows for each of the two years
             ended December 31, 2004                                                                    F-7

             Notes to Consolidated Financial Statements                                                 F-9

             Exhibits included or incorporated herein:  See Exhibit Index.

      (b) Reports on Form 8-K:

      On December 17, 2004, the Company filed a Current Report on Form 8-K announcing the execution of documents with Merrill Lynch Business Financial Services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional services rendered by Farber and Hass, LLP for the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003, and fees billed for other services rendered by Farber and Hass, LLP:

                                                     2004             2003
                                                     ----             ----
         Audit Fees                                $75,667           $51,974
         Audit related fees                        $    -0-          $    -0-
         Tax Fees                                  $    -0-          $    -0-
         All other fees                            $    -0-          $    -0-
                       Total Fees                  $75,667           $51,794

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

                                       DND TECHNOLOGIES, INC.,
                                       a Nevada corporation


                                       By: /s/Douglas N. Dixon
                                           -------------------
                                           Douglas N. Dixon
                                           Chief Executive Officer and Director

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                            Title                           Date
       ---------                            -----                           ----
/s/ Douglas N. Dixon             Chief Executive Officer and Director     April 14, 2005
--------------------------
Douglas N. Dixon

/s/ G. Dennis Key                Chief Financial Officer and Director     April 14, 2005
--------------------------
G. Dennis Key

/s/ Ernie L. Recsetar            Director                                 April 14, 2005
--------------------------
Ernie L. Recsetar

/s/ Lowell W. Giffhorn           Director                                 April 14, 2005
--------------------------
Lowell W. Giffhorn

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

10.5(7) Employment Agreement, dated July 1, 2003, between Aspect Systems, Inc. and G. Dennis Key

10.6(7) License Agreement, dated November 3, 2003, between Axcelis Technologies, Inc. and Aspect Systems, Inc.

10.7(7) First Amendment to Lease, dated March 10, 2000, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association

10.8(7)        Second  Amendment to Lease,  dated  February  23,  2004,  between
               Aspect   Systems,   Inc.  and  Teachers   Insurance  and  Annuity
               Association

10.9(8) Agreement on Outstanding Aspect Payables, dated June 25, 2004, between Aspect Systems, Inc. and Lam Research Corporation

10.10(9) License Agreement, dated August 2, 2004, between Aspect Systems, Inc. and Axcelis Technologies, Inc.

10.11(10)      Term Loan and Security  Agreement,  dated May 14,  2004,  between
               Aspect  Systems,   Inc.  and  Merrill  Lynch  Business  Financial
               Services, Inc.

10.12(10)      Security Agreement, dated May 14, 2004, between DND Technologies,
               Inc. and Merrill Lynch Business Financial Services, Inc.

10.13(10)      Unconditional Guaranty by Douglas N. Dixon, dated May 14, 2004.

10.14(10)      Unconditional  Guaranty by DND Technologies,  Inc., dated May 14,
               2004.

14(7)          Code of Ethics

16.1(1)        Letter on Change in Certifying Accountant

21.1(11)       Subsidiaries of the Company

24.1(11) Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

31.1(11)       Rule  13a-14(a)/15d-14(a)  Certification  of Principal  Executive
               Officer

31.2(11)       Rule  13a-14(a)/15d-14(a)  Certification  of Principal  Financial
               Officer

32.1(11)       Section 1350 Certification of CEO

32.2(11)       Section 1350 Certification of CFO

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

(3) Incorporated by reference, filed with the Company's Form 8-K/A on September 27, 2002.

(4) Incorporated by reference, filed with the Company's Form SB-2 on August 3, 2000.

(5) Incorporated by reference, filed with the Company's Form 10-KSB on April 15, 2003.

(6) Incorporated by reference, filed with the Company's Form 10-KSB/A on January 27, 2004.

(7) Incorporated by reference, filed with the Company's Form 10-KSB on April 14, 2004.

(8) Incorporated by reference, filed with the Company's Form 8-K on August 17, 2004.

(9) Incorporated by reference, filed with the Company's Form 10-QSB on August 18, 2004.

(10) Incorporated by reference, filed with the Company's Form 8-K on December 17, 2004.

(11)  Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of DND Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of DND Technologies, Inc. (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Farber & Hass LLP
February 18, 2005
Camarillo, California


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $   316,488
Accounts receivable, net                                              2,447,029
Inventories, net                                                      2,942,336
Prepaid expenses                                                        193,506
                                                                    -----------
Total current assets                                                  5,899,359
                                                                    -----------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation                 288,316
                                                                    -----------
LICENSE AGREEMENTS, Net of accumulated amortization                   3,228,564
                                                                    -----------
OTHER                                                                    29,795
                                                                    -----------

TOTAL ASSETS                                                        $ 9,446,034
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion                                      $   688,845
Capital leases payable, current portion                                  18,641
Accounts payable and accrued expenses                                 3,731,836
Deposits from customers                                               1,102,919
Payables, Lam Research Corporation, current portion                     967,606
License and royalty payable, Axcelis                                    788,416
Amounts due to related party                                            420,400
                                                                    -----------
Total current liabilities                                             7,718,663
                                                                    -----------

CAPITAL LEASE PAYABLE                                                    16,307
                                                                    -----------
PAYABLES, LAM RESEARCH CORPORATION                                    3,317,684
                                                                    -----------
 NOTES PAYABLE                                                          748,739
                                                                    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Preferred stock                                                              --
Common stock, par value, $.001 per share;
  authorized, 50,000,000 shares;
  issued and outstanding, 23,000,000 shares                              23,000
Paid-in capital                                                       1,957,160
Common stock to be issued                                                55,000
Accumulated deficit                                                  (4,390,519)
                                                                    -----------
Total stockholders' deficit                                          (2,355,359)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 9,446,034
                                                                    ===========

See accompanying notes.


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    2004               2003
                                                    ----               ----

REVENUE:
Systems and chillers                            $  9,682,656       $  2,626,534
Parts, assemblies and consumables                  5,897,285          5,746,576
Field service and training                           219,975            363,416
                                                ------------       ------------
Total revenue                                     15,799,916          8,736,526
                                                ------------       ------------

COST OF REVENUE:
Cost of revenues                                  10,237,166          5,499,564
Reserve for slow moving
  and obsolete inventory                            (770,642)         2,401,221
                                                ------------       ------------
Total cost of revenue                              9,466,524          7,900,785
                                                ------------       ------------

GROSS PROFIT                                       6,333,392            835,741
                                                ------------       ------------

OPERATING EXPENSES:
Research and development                              96,298             58,226
Sales and marketing                                2,517,649          1,147,977
General and administrative                         1,986,934          1,992,588
Lawsuit settlement                                   140,000                  0
                                                ------------       ------------
Total operating expenses                           4,740,881          3,198,791
                                                ------------       ------------

INCOME (LOSS) FROM OPERATIONS                      1,592,511         (2,363,050)

INTEREST EXPENSE                                    (356,689)          (373,208)
                                                ------------       ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE            1,235,822         (2,736,258)

INCOME TAX EXPENSE                                       800                  0
                                                ------------       ------------

NET INCOME (LOSS)                               $  1,235,022       $ (2,736,258)
                                                ============       ============

                                                                     (Continued)


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                      2004            2003
                                                      ----            ----

NET INCOME (LOSS)
  PER COMMON SHARE:
  Basic                                            $      .05     $     (.12)
                                                   ==========     ==========
  Diluted                                          $      .05     $      N/A
                                                   ==========     ==========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING
  AND SUBSCRIBED:
      Basic                                        23,000,000     22,833,333
                                                   ==========     ==========
      Diluted                                      26,758,911            N/A
                                                   ==========     ==========

See accompanying notes.


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       Common Stock                             Stock To Be Issued
                                 -------------------------      Paid-In       ------------------------   Accumulated
                                   Shares         Amount        Capital         Shares        Amount        Deficit         Total
                                 ----------    -----------    -----------     ---------     ----------   -----------    -----------
BALANCE,
 JANUARY 1, 2003                 22,000,000    $    22,000    $ 1,798,160                                $(2,889,283)   $(1,069,123)

COMMON STOCK
 ISSUED FOR
 ACCOUNTS PAYABLE                 1,000,000          1,000        159,000                                                   160,000

STOCK TO BE ISSUED FOR OFFICER
COMPENSATION                                                                  1,100,000         55,000                       55,000

NET LOSS                                                                                                  (2,736,258)    (2,736,258)
                                ---------------------------------------------------------------------------------------------------

BALANCE,
 DECEMBER 31,2003                23,000,000         23,000      1,957,160     1,100,000         55,000    (5,625,541)    (3,590,381)

NET INCOME                                                                                                 1,235,022      1,235,022
                                ---------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31,2004                23,000,000    $    23,000    $ 1,957,160     1,100,000    $    55,000   $(4,390,519)   $(2,355,359)
                                ===========    ===========    ===========   ===========    ===========   ===========    ===========

See accompanying notes.


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                      2004              2003
                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $ 1,235,022       $(2,736,258)
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
  Common stock to be issued                                              55,000
  Depreciation                                        179,861           197,033
  Amortization                                        547,000           436,292
  Provision for slow moving and
    obsolete inventories                              192,116         2,450,081
  Provision for doubtful accounts                                        24,375
  Loss on disposal of fixed asset                       2,349
  Changes in operating assets
    and liabilities:
    Accounts receivable                            (1,393,468)         (740,680)
    Other receivables                                                     6,236
    Inventories                                    (3,047,830)         (460,609)
    Prepaid expenses and other assets                 (22,089)          (45,626)
    Accounts payable and accrued expenses           1,965,824           489,279
    Deposits from customers                           897,919
    Accrued expenses and amounts due
      to related parties                              360,381           247,391
                                                  -----------       -----------
Net cash provided (used)
  by operating activities                             917,085           (77,486)
                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (58,552)          (14,647)
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt               42,156           631,190
Principal payments on long-term debt                 (742,002)         (581,136)
                                                  -----------       -----------
Net cash provided (used) by financing
  activities                                         (699,846)           50,054
                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALANTS                                    158,687           (42,079)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 157,801           199,880
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $   316,488       $   157,801
                                                  ===========       ===========


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                        2004              2003
                                                        ----              ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                $296,290          $397,217
                                                      ========          ========
Cash paid for taxes                                   $      0          $      0
                                                      ========          ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Cancellation of capital lease
  and return of asset to vendor                       $  9,202          $      0
                                                      ========          ========
Common stock issued for
  accounts payable                                                      $160,000
                                                                        ========
Acquisition of equipment
  through capital equipment
  financing                                                             $ 42,636
                                                                        ========
License agreement acquired
  through debt financing                                                $150,000
                                                                        ========

See accompanying notes.

--------------------------------------------------------------------------------


                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.    GENERAL

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

      ASI is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus a variety of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 platforms (formerly Matrix System One and Ten), and the Arista and Arista Dual platforms (formerly Matrix Bobcat and Cheetah). Elements of support include spare parts and assemblies, and various engineering services.

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


      Accounts Receivable - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. ASI does require advance payments on certain orders of large systems, which are classified as "Deposits from customers" in the accompanying balance sheet.

      Allowance For Doubtful Accounts - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account, etc.)

      Inventory - Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Cost includes raw materials, freight, labor and manufacturing overhead. Inventory with no sales or usage within the prior 12 months is considered obsolete. Inventory in excess of a 12 month supply, is considered excessive and slow-moving. The reserves are evaluated on a quarterly basis and adjusted for the full carrying value of obsolete, excessive and slow-moving inventory.

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

      Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:


      Office furniture, fixtures and equipment                         5-7 Years
      Leasehold improvements and capital leases                    Term of lease
      Machinery and equipment                                            7 Years
      Laboratory tools                                                   7 Years

      Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment in the years ended December 31, 2004 and 2003.

      Product Warranty Provision - ASI provides a warranty provision on sales of its systems to cover anticipated repairs and/or replacement. This warranty ranges from ninety days to twelve months from date of acceptance.

      A summary of the warranty liability is as follows:

      Balance, January 1, 2004                                        $  46,622
      Addition to warranty liability                                    559,256
      Expired warranties                                                (72,891)
      Payment of warranty costs                                        (180,370)
                                                                      ---------

      Balance, December 31, 2004                                      $ 352,617
                                                                      =========

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

      Advertising - The Company expenses all advertising as incurred. For the years ended December 31, 2004 and 2003, the Company charged to operations $0 and $4,173, respectively.

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

      Net Loss - Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income
      (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method. The dilutive effect of potentially issuable securities was 5,334,226 shares and 5,874,226 shares for the years ended at December 31, 2004 and 2003, respectively.

      Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

      The Company places its temporary cash investments in reputable financial institutions. As of Dec 31, 2004, the Company had $767,096 deposited in one banking institution. Only $100,000 of the balance is federally insured.


      Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At December 31, 2004, the Company had two customers whose balances were 20% and 25% of net accounts receivable.

      Significant Customers - For the year ended December 31, 2004, the Company had no customers whose revenues exceeded 10% of total revenues. For the year ended December 31, 2003, the Company had two customers whose revenues exceeded 10% of total revenues, 17% and 12%. Revenues in 2004 and 2003 outside the United States include Europe 14% and 15%, and Asia 22% and 11%, respectively.

      Significant Suppliers - For the years ended December 31, 2004 and 2003, approximately 25% and 26%, respectively, of gross inventory purchases were purchased from Lam. The Company expects to have significant purchases of inventory from Lam in the coming year.

      Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosures of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

      Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of December 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Stock Based Compensation - As permitted by FAS 123, as amended, the Company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater that the market price of the


                                     F-12-
      stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees the Company is subject to proforma disclosures based on the estimated fair value of the options issued.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

      For purposes of proforma disclosures, the estimated fair value of the options granted in 2003 is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net income:
         As reported                                                  $1,235,022
         Proforma                                                     $1,213,665

      Net Income per common stock share:
        Basic:
         As reported                                                        $.05
         Proforma                                                           $.05
        Diluted:
         As reported                                                        $.05
         Proforma                                                           $.05

      Recently Issued Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the


                                     F-13-
      normal capacity of the production facilities. The Company will adopt this standard on January 1, 2006.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company will adopt this standard on January 1, 2006.

      In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company will adopt this standard on January 1, 2006.

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                             $2,473,869
      Allowance for doubtful accounts                                     26,840
                                                                      ----------

      Net accounts receivable                                         $2,447,029
                                                                      ==========


      Allowance for Doubtful Accounts:

      Balance, January 1, 2004                                         $ 34,000
      Reductions for the year                                            (7,160)
                                                                       --------

      Balance, December 31, 2004                                       $ 26,840
                                                                       ========

3.    INVENTORIES

      A summary of inventories and allowance for obsolescence is as follows:

      Parts and materials                                           $ 4,003,951
      Work-in-process                                                 1,052,496
      Allowance for obsolescence                                     (2,114,111)
                                                                    -----------

      Net inventories                                               $ 2,942,336
                                                                    ===========

      Allowance For Obsolescence:

      Balance, January 1, 2004                                      $ 3,126,222
      Provision                                                         192,116
      Reductions for the year                                        (1,204,227)
                                                                    -----------

      Balance, December 31, 2004                                    $ 2,114,111
                                                                    ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation at December 31, 2004 consist of:

      Office furniture, fixtures and equipment                       $  364,981
      Leasehold improvements                                            444,669
      Machinery and equipment                                           342,211
      Laboratory tools                                                   29,600
                                                                     ----------
                                                                      1,181,461
      Less accumulated depreciation                                     893,145
                                                                     ----------

      Total property and equipment                                   $  288,316
                                                                     ==========

5.    LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

      In November 2002, ASI entered into an asset purchase and licensing agreement with Lam. Under the agreement, ASI purchased approximately $2.1 million of inventory (see Note 13) from Lam and entered into a licensing agreement requiring payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). ASI has recorded the payable after imputing interest at 6%.


      On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam that calls for payments on the inventory purchases. The spares inventory payment plan calls for 30 monthly installment payments of $28,220 beginning August 1, 2004 and ending January 1, 2007 with an additional payment of $90,000 that was due and paid on September 30, 2004. An additional inventory transfer of $65,000 took place in August 2004 and was added to this outstanding balance. The product group inventory payment plan calls for 18 monthly installments of $9,404 beginning August 1, 2004 and ending January 1, 2006.

      Estimated amortization of the license agreement is as follows:

      December 31, 2005                                               $  523,551
      December 31, 2006                                                  523,551
      December 31, 2007                                                  523,551
      December 31, 2008                                                  523,551
      Thereafter                                                       1,134,360
                                                                      ----------
                                                                      $3,228,564
                                                                      ==========

      Future minimum payments under the agreements are as follows:

                                                  Inventory             License
                                                  ---------             -------

      December 31, 2005                           $  451,488          $  516,118
      December 31, 2006                              310,418             507,050
      December 31, 2007                               28,220             538,324
      December 31, 2008                                   --             571,527
      December 31, 2009                                   --             606,777
      Thereafter                                          --             755,368
                                                  ----------          ----------
                                                  $  790,126          $3,495,164
                                                  ==========          ==========

6.    LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

      In November 2003, the Company entered into an agreement with Axcelis acquiring an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semi-conductor manufacturing equipment now marketed under the ASI trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). The agreement provides for the one time payment of a License fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 fee has been paid and a declining royalty (from 10% down to 2%) on related sales through December 31, 2010.

      In August 2004, the Company entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to


      200mm now marketed under the ASI tradenames Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011.

      Estimated amortization of the license fee is as follows:

      December 31, 2005                                               $   21,428
      December 31, 2006                                                   21,428
      December 31, 2007                                                   21,428
      December 31, 2008                                                   21,428
      Thereafter                                                          41,074
                                                                      ----------
                                                                      $  126,786
                                                                      ==========

      The license and royalty payable at December 31, 2004 consisted of the following:

      License payable                                                 $  506,839
      Royalty payable                                                    281,577
                                                                      ----------
      Total license and royalty payable                               $  788,416
                                                                      ==========

7.    NOTES PAYABLE

      The Company's renegotiated term loan to Merrill Lynch
      bears interest at 2.00% plus the Prime Rate as
      published in the Wall Street Journal per annum. The
      loan is due March 2006 with amortized payments over 45
      months and a balloon payment due at maturity. The loan
      also required a loan fee of $11,450. The loan is
      secured by a first lien on the Company's total assets
      ($9,446,034 as of December 31, 2004) and has been
      guaranteed by Doug Dixon and the Company                        $1,048,234

      A note payable, bearing interest at 12% was due in
      November 2003, required monthly interest payments of
      $2,000 and is secured by a second lien on the
      receivables and inventory of ASI ($5,389,365 as of
      December 31, 2004). The note includes options to
      purchase shares of the Company's common stock (200,000
      shares @ $0.20 per share and 200,000 shares at $1.00
      per share). A principal payment of $100,000 was made
      December 2004. The remaining $100,000 was due December
      31, 2004 (see Note 17)                                             100,000


      Unsecured demand note due to an individual
      with interest accruing at 7%                                       289,350
                                                                      ----------
      Total                                                           $1,437,584
                                                                      ==========

      Future minimum payments under the notes are as follows:

      December 31, 2005                                               $  688,845
      December 31, 2006                                                  748,739
                                                                      ----------
                                                                      $1,437,584
                                                                      ==========

8.    CAPITAL LEASE PAYABLE

      The Company leases various assets under capital leases. The leases require thirteen to sixty monthly payments that vary from $286 to $1,626, including interest at 6% to 19%. The leases mature September 2005 through November 2008. The assets have an original cost of $100,391 and a net book value of $36,568 at December 31, 2004.

      Future minimum lease payments under the leases at December 31, 2004 are a follows:

      December 31, 2005                                               $  21,642
      December 31, 2006                                                   7,008
      December 31, 2007                                                   7,008
      Thereafter                                                          4,994
      Total                                                              40,652
      Less amount representing interest                                  (5,704)
                                                                      ---------
      Present value of future minimum lease payments                     34,948
      Less current portion                                              (18,641)
                                                                      ---------
      Long-term portion                                               $  16,307
                                                                      =========

9.    LAWSUIT SETTLEMENT

      On April 30, 2004, the Company and a former employee settled counter-claims against each other arising from the employee's prior association with the Company. The Company has recorded an expense of the entire settlement payable to the employee, $140,000. Payments in the amount of $10,000 per month began September 1, 2004 and continue until October 1, 2005, without interest (see Note 10).

10.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      A summary of accounts payable and accrued expenses is as follows:

      Trade accounts payable                                          $2,384,799
      Accrued commissions                                                404,078
      Accrued payroll                                                    176,349
      Product warranty provision                                         352,617
      Accrued interest                                                   194,495
      Lawsuit payable                                                     90,000


      Sales and state income taxes payable                                88,248
      Accrued officer bonus                                               41,250
                                                                      ----------
                                                                      $3,731,836
                                                                      ==========

11.   RELATED PARTY TRANSACTIONS

      Amounts Due to Related Party

      The Company has the following amounts due to its Chairman at December 31, 2004:

      Notes payable at 7.0%                                             $120,000
      Accrued interest on notes payable                                   44,308
      Accrued salaries                                                   256,092
                                                                        --------
      Total Amount Due To Related Party                                 $420,400
                                                                        ========

      The amounts due to the Chairman are delinquent and payable on demand.

12.   INCOME TAXES

      Provision (Benefit)

      The provision for income taxes for the year ended December 31, 2004 and 2003 represents primarily California franchise taxes and consists of the following:

                                                            2004          2003
                                                            ----          ----

      Current                                             $   800        $     0
      Deferred                                            $     0        $     0

      The Company's income tax (benefit) provision differs from the amount computed by applying the Federal statutory rate to (loss) income before (benefit from) provision for income taxes. Reconciliation to the statutory federal income tax rate is as follows for the years ended December 31, 2004 and 2003.

                                                      2004               2003
                                                      ----               ----

      Statutory federal income
        tax (benefit) provision                     $ 325,200         $(633,000)

      State income taxes, net of
        federal benefit                                   800                 0

      Adjustment of deferred tax
        asset                                        (325,200)          633,000
                                                    ---------         ---------
                                                    $     800         $       0
                                                    =========         =========


      Deferred Tax Components

      Significant components of the Company's deferred tax assets are as follows at December 31, 2004:

      Net operating loss carryforwards                              $   654,100
      Timing difference for expense deductions                          103,700
                                                                    -----------
                                                                        757,800
      Less valuation allowance                                         (757,800)
                                                                    -----------
      Net deferred tax assets                                       $         0
                                                                    ===========

      Summary of valuation allowance:

      Balance, January 1, 2004                                      $ 1,083,000
      Reduction (utilization of loss carryforwards)                    (325,200)
                                                                    -----------
      Balance, December 31, 2004                                    $   757,800
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

      The Company has the following net operating loss carryforwards:

        Year of Loss                 Expiration Date                    Total
        ------------                 ---------------                    -----

      December 31, 2002             December 31, 2022                $   330,724
      December 31, 2003             December 31, 2023                  2,939,347
                                                                     -----------
                                                                     $ 3,270,071
                                                                     ===========

13.   COMPUTATION OF EARNINGS PER SHARE

                                                     2004              2003
                                                 ------------      ------------
      Basic
      Net income (loss)                          $  1,235,022      $ (2,736,258)
                                                 ------------      ------------
      Weighted average number of
        common shares outstanding                  23,000,000        22,833,333

      Income (Loss) per share                    $       0.05      $      (0.12)

      Diluted
      Net income (loss)                          $  1,235,022      $ (2,736,258)
                                                 ------------      ------------
      Weighted average number of
        common shares outstanding                  26,758,911               N/A

      Income (Loss) per share                    $       0.05      $        N/A


14.   COMMITMENTS AND CONTINGENCIES

      Real Estate Leases

      The Company leases its Arizona and Texas facilities under operating leases which require monthly payments of $14,424 and $9,762 and expire in November 2007 and November 30, 2008, respectively. Rent expense in 2004 and 2003 amounted to $397,116 and $384,880, respectively.

      Future minimum lease payments on the real estate leases are as follows:

      Fiscal
      December 31, 2005                                               $  293,000
      December 31, 2006                                                  302,000
      December 31, 2007                                                  299,000
      December 31, 2008                                                  112,000
                                                                      ----------

      Total                                                           $1,006,000
                                                                      ==========

      Officers' Compensation

      The Company has not entered into any employment agreements with its management, other than an employment agreement with its CEO, Douglas Dixon, dated June 1, 2001, and an employment agreement with its CFO, G. Dennis Key, dated July 1, 2003. The agreement with Mr. Dixon is terminable by either Mr. Dixon or the Company at the anniversary date of the agreement each year upon 60 days written notice. Under the agreement, Mr. Dixon receives an annual base salary of $150,000, and receives certain benefits as described in the agreement. The agreement with Mr. Key provides for Mr. Key's employment as President and CEO of ASI, and also provides for Mr. Key's appointment to the Board of Directors of both the Company and ASI. This agreement is terminable by Mr. Key with cause only upon 30 days written notice, and by the Company with cause only upon 14 days written notice. Under the agreement, Mr. Key receives an annual base salary equal to that paid to Mr. Dixon (or $150,000 if Mr. Dixon's agreement terminates), and receives certain benefits as described in the agreement.

      Mr. Dixon has a separation agreement, under which he is to receive a continued salary at the amount Mr. Key is paid, a car allowance, health insurance, life insurance and disability insurance through December 31, 2005. This agreement was triggered when Mr. Key became the President and CEO of ASI. Pursuant to a separate agreement, Mr. Key has an option to acquire 4,933,333 shares of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share.


15.   EMPLOYEE STOCK OPTIONS

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

      A summary of the option activity for the year ended December 31, 2004, pursuant to the terms of the Plan is as follows:

                                                                       Weighted
                                                                       Average
                                                                       -------
      Options outstanding
        at January 1, 2004                              4,774,226        $.06
      Granted                                                   0        $.00
      Exercised                                                 0        $.00
      Cancelled and expired                               540,000        $.06
                                                        ---------

      Options outstanding
        at December 31, 2004                            4,234,226
                                                        =========

      3,164,226 shares are exercisable at December 31, 2004.

      Information regarding stock options outstanding as of December 31, 2004 is as follows:

      Price                                                              $   .06
      Weighted average exercise price                                    $   .06
      Weighted average remaining
        contractual life                                       9 years, 4 months


16.   SUBSEQUENT EVENTS (UNAUDITED)

      In February 2005, the Company's Board of Directors unanimously approved the 2005 Stock Option plan and the registration of 3,000,000 shares.

      Also in February 2005, the Company's Board of Directors unanimously approved common stock compensation to each non-employee director of both the DND Technologies, Inc. and ASI boards of directors of 100,000 shares of the Company's common stock from the August 11, 2003, DND Technologies, Inc. Stock Option Plan.

      In March 2005, the Company made the final $100,000 principal payment on the aforementioned unsecured demand note (See Note 7).

      Subsequent to December 31, 2004, the Company issued the following shares of common stock:

            o 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004.

            o 265,000 shares of common stock for payment of approximately $53,000 of sales commissions earned during the year ended December 31, 2004.

            o 150,000 shares of common stock for the exercise of an option by a member of ASI's board of directors.


