Form 10QSB
period 2005-03-31
DND TECHNOLOGIES INC
filed 2005-05-16
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

 Number of shares outstanding of each of the issuer's classes of common equity:
 ------------------------------------------------------------------------------

             Class                                 Outstanding as of May 9, 2005
Common stock, $0.001 par value                               23,515,000
--------------------------------------------------------------------------------

      The issuer is not using the Transitional Small Business Disclosure format.

                             DND TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION............................................    1

Item 1.  Consolidated Unaudited Financial Statements......................    1

Condensed Consolidated Unaudited Balance Sheet............................    1

Condensed Consolidated Unaudited Statements of Operations.................    2

Condensed Consolidated Unaudited Statements of Stockholders' Deficit .....    4

Condensed Consolidated Unaudited Statements of Cash Flows.................    5

Notes to Condensed Consolidated Unaudited Financial Statements ...........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations  ...............................................   13

Item 3.  Controls and Procedures..........................................   19

PART II  OTHER INFORMATION................................................   19

Item 2.  Unregistered Sales of Equity Securities..........................   19

Item 6.  Exhibits and Reports on Form 8-K.................................   19

SIGNATURES................................................................   20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $   266,676
Accounts receivable, net                                              1,974,994
Inventories, net                                                      2,283,751
Prepaid expenses                                                        222,660
                                                                    -----------
Total current assets                                                  4,748,081
                                                                    -----------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation                 247,359
                                                                    -----------
LICENSE AGREEMENTS, Net of accumulated amortization                   3,219,105
                                                                    -----------
OTHER                                                                    27,775
                                                                    -----------

TOTAL ASSETS                                                        $ 8,242,320
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion                                      $ 1,262,710
Capital leases payable, current portion                                  14,095
Accounts payable and accrued expenses                                 2,804,097
Deposits from customers                                                 753,006
Payables, Lam Research Corporation, current portion                     915,060
License and royalty payable, Axcelis                                    855,299
Amounts due to related party                                            423,252
                                                                    -----------
Total current liabilities                                             7,027,519
                                                                    -----------

LONG TERM LIABILITIES:
Capital leases payable, long term portion                                15,014
Payables, Lam Research Corporation, long term portion                 3,178,831
                                                                    -----------
Total long term liabilities                                           3,193,845
                                                                    -----------

STOCKHOLDERS' DEFICIT:
Preferred stock                                                              --
Common stock, par value, $.001 per share;
  authorized, 50,000,000 shares;
  issued and outstanding, 23,515,000 shares                              23,515
Paid-in capital                                                       2,039,145
Common stock to be issued                                                55,000
Accumulated deficit                                                  (4,096,704)
                                                                    -----------
Total stockholders' deficit                                          (1,979,044)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 8,242,320
                                                                    ===========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                      2005             2004
                                                      ----             ----

REVENUE:
Systems and chillers                               $ 2,833,501      $ 1,733,866
Parts, assemblies and consumables                    1,509,973        1,507,224
Field service and training                              16,861           49,685
                                                   -----------      -----------
Total revenue                                        4,360,335        3,290,775
                                                   -----------      -----------

COST OF REVENUE:
Cost of revenues                                     2,722,139        1,930,155
Reserve for slow moving
  and obsolete inventory                               128,009               --
                                                   -----------      -----------
Total cost of revenue                                2,850,148        1,930,155
                                                   -----------      -----------

GROSS PROFIT                                         1,510,187        1,360,620
                                                   -----------      -----------

OPERATING EXPENSES:
Research and development                                21,127           15,187
Sales and marketing                                    647,454          416,532
General and administrative                             480,614          431,597
Lawsuit settlement                                          --          140,000
                                                   -----------      -----------
Total operating expenses                             1,149,195        1,003,316
                                                   -----------      -----------

INCOME FROM OPERATIONS                                 360,992          357,304

GAIN ON SETTLEMENT OF DEBT                              17,500               --

INTEREST EXPENSE                                       (83,877)         (94,123)
                                                   -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                       294,615          263,181

INCOME TAX EXPENSE                                        (800)            (800)
                                                   -----------      -----------

NET INCOME                                         $   293,815      $   262,381
                                                   ===========      ===========

                                                                     (Continued)

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                         2005           2004
                                                         ----           ----

NET INCOME
  PER COMMON SHARE:
  Basic                                               $       .01    $       .01
                                                      ===========    ===========
  Diluted                                             $       .01    $       .01
                                                      ===========    ===========

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING
  AND SUBSCRIBED:
     Basic                                             23,251,778     23,000,000
                                                      ===========    ===========
     Diluted                                           27,395,825     24,909,690
                                                      ===========    ===========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                            Common Stock                           Stock To Be Issued
                            ------------            Paid-In        ------------------       Accumulated
                        Shares        Amount        Capital       Shares        Amount        Deficit         Total
                      -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE,
 JANUARY 1, 2005       23,000,000   $    23,000   $ 1,957,160     1,100,000   $    55,000   $(4,390,519)   $(2,355,359)

COMMON STOCK
 ISSUED FOR
 ACCRUED EXPENSES         365,000           365        73,135            --            --            --         73,500

COMMON STOCK
 ISSUED UPON
  EXERCISE OF
  OPTION                  150,000           150         8,850            --            --            --          9,000

NET INCOME                     --            --            --            --            --       293,815        293,815
                      -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE,
 MARCH 31, 2005        23,515,000        23,515     2,039,145     1,100,000        55,000    (4,096,704)    (1,979,044)
                      ===========   ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                          2005          2004
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  293,815    $  262,381
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                                             47,199        44,880
  Amortization                                            138,265       136,245
  Provision for slow moving and
    obsolete inventories                                  128,009      (113,140)
  Gain on settlement of debt                              (17,500)           --
  Loss on disposal of fixed asset                              --         2,349
  Changes in operating assets
    and liabilities:
    Accounts receivable                                   472,035      (482,986)
    Inventories                                           530,575      (212,636)
    Prepaid expenses and other assets                    (155,940)        8,036
    Accounts payable and accrued expenses                (941,254)     (106,202)
    Deposits from customers                              (349,913)    1,183,960
    Amounts due to related parties                          2,852        11,569
                                                       ----------    ----------
Net cash provided
  by operating activities                                 148,143       734,456
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (6,242)      (10,295)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit                                --        (5,992)
Exercise of common stock options                            9,000            --
Principal payments on long-term debt                     (200,713)     (113,297)
                                                       ----------    ----------
Net cash (used) by financing
  activities                                             (191,713)     (119,289)
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALANTS                                         (49,812)      604,872

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     316,488       157,801
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                          $  266,676    $  762,673
                                                       ==========    ==========

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                             2005         2004
                                                             ----         ----

SUPPLEMENTARY DISCLOSURE
   OF CASH FLOW INFORMATION:
Cash paid for interest                                     $ 71,254     $ 63,152
                                                           ========     ========
Cash paid for taxes                                        $      0     $      0
                                                           ========     ========

SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
Cancellation of capital lease
  and return of asset to vendor                            $      0     $  9,202
                                                           ========     ========
Common stock issued for
  accrued expenses                                         $ 73,500     $      0
                                                           ========     ========

See accompanying notes.

                      DND TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

1.    GENERAL

      Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiary (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim period presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

      Net Income - Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method. The dilutive effect of potentially issuable securities was 4,144,047 shares and 1,909,690 shares for the three months ended March 31, 2005 and 2004, respectively.

      Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

      The Company places its temporary cash investments in reputable financial institutions. As of March 31, 2005, the Company had $181,877 deposited in one banking institution and $212,162 in a second banking institution. Only $100,000 of the balance at each institution is federally insured.

      Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At March 31, 2005, the Company had one customer whose balance was 41% of net accounts receivable.

      Significant Customers - For the three months ended March 31, 2005, the Company had three customers whose revenues exceeded 10% of total revenues, comprising 32%, 17% and 14% of total revenues, respectively. For the three months ended March 31, 2004, the Company had four customers, whose revenues exceeded 10% of total revenues, comprising 10%, 13%, 16% and 18% of total revenues, respectively. Revenues in 2005 and 2004 outside the United States include Europe 6% and 27%, Asia 31% and 7% and Canada 0% and 7%, respectively.

      Significant Suppliers - For the three months ended March 31, 2005 and 2004, approximately 22% and 15%, respectively, of gross inventory purchases were purchased from Lam. The Company expects to have significant purchases of inventory from Lam in the coming year.

      Stock Based Compensation - As permitted by FAS 123, as amended, the Company accounts for stock options issued to employees using the intrinsic value method as prescribed by APB 25. Under this method no expense is recognized for options issued with an exercise price equal to or greater than the market price of the stock on the date of grant. Expense for options or warrants issued to non-employees is recorded in the financial statements at estimated fair value. For options issued to employees the Company is subject to proforma disclosures based on the estimated fair value of the options issued.

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

      For purposes of proforma disclosures, the estimated fair value of the options granted in 2003 is amortized to expense over the options' vesting periods. The Company's proforma information follows:

      Net income:
        As reported                                                     $293,815
         Proforma                                                       $290,163

      Net Income per common stock share:
       Basic:
         As reported                                                        $.01
         Proforma                                                           $.01
       Diluted:
         As reported                                                        $.01
         Proforma                                                           $.01

      Recently Issued Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require  treatment as current period  charges...."  This
      Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this standard on January 1, 2006.

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

2.    ACCOUNTS RECEIVABLE

      A summary of accounts receivable and allowance for doubtful accounts is as follows:

      Accounts receivable                                             $2,001,834
      Allowance for doubtful accounts                                     26,840
                                                                      ----------

      Net accounts receivable                                         $1,974,994
                                                                      ==========

      There was no change in the balance of allowance for doubtful accounts from January 1, 2005 to March 31, 2005.

3.    INVENTORIES

      A summary of inventories and allowance for obsolescence is as follows:

      Parts and materials                                           $ 4,007,005
      Work-in-process                                                   518,866
      Allowance for obsolescence                                     (2,242,120)
                                                                    -----------

      Net inventories                                               $ 2,283,751
                                                                    ===========

      Allowance for Obsolescence:

      Balance, January 1, 2005                                      $ 2,114,111
      Provision                                                         128,009
                                                                    -----------

      Balance, March 31, 2005                                       $ 2,242,120
                                                                    ===========

4.    PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation at March 31, 2005 consist of:

      Office furniture, fixtures and equipment                        $  364,981
      Leasehold improvements                                             444,669
      Machinery and equipment                                            342,211
      Laboratory tools                                                    35,843
                                                                      ----------
                                                                       1,187,704
      Less accumulated depreciation                                      940,345
                                                                      ----------

      Total property and equipment                                    $  247,359
                                                                      ==========

5.    LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

      Future minimum payments under the agreements are as follows:

                                                      Inventory         License
                                                      ---------         -------

      December 31, 2005                               $  376,240      $  399,967
      December 31, 2006                                  310,418         507,050
      December 31, 2007                                   28,220         538,324
      December 31, 2008                                       --         571,527
      December 31, 2009                                       --         606,777
      Thereafter                                              --         755,368
                                                      ----------      ----------
                                                      $  714,878      $3,379,013
                                                      ==========      ==========

6.    LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

      The license and royalty payable at March 31, 2005 consisted of the following:

      License payable                                                   $549,835
      Royalty payable                                                    305,464
                                                                        --------
      Total license and royalty payable                                 $855,299
                                                                        ========

7.    NOTES PAYABLE

      The Company's term loan to Merrill Lynch bears
      interest at 2.00% plus the Prime Rate as published
      in the Wall Street Journal per annum. The loan is
      due March 2006 with amortized payments over 45
      months and a balloon payment due at maturity. The
      loan also required a loan fee of $11,450. The loan
      is secured by a first lien on the Company's total
      assets ($8,242,320 as of March 31, 2005) and has
      been guaranteed by Doug Dixon and the Company.                  $  973,360

      Unsecured demand note due to an individual
      with interest accruing at 7%                                       289,350
                                                                      ----------
      Total                                                           $1,262,710
                                                                      ==========

      Future minimum payments under the notes are as follows:

      December 31, 2005                                               $  513,971
      December 31, 2006                                                  748,739
                                                                      ----------
                                                                      $1,262,710
                                                                      ==========

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      A summary of accounts payable and accrued expenses is as follows:

      Trade accounts payable                                          $1,493,524
      Accrued commissions                                                316,038
      Accrued payroll                                                    246,724
      Product warranty provision                                         348,122
      Accrued interest                                                   200,265
      Lawsuit payable                                                     70,000
      Sales and state income taxes payable                                88,174
      Accrued officer bonus                                               41,250
                                                                      ----------
                                                                      $2,804,097
                                                                      ==========

9.    RELATED PARTY TRANSACTIONS

      Amounts Due to Related Party

      The Company has the following amounts due to its Chairman at March 31, 2005:

      Notes payable at 7.0%                                             $120,000
      Accrued interest on notes payable                                   47,160
      Accrued salaries                                                   256,092
                                                                        --------
      Total Amount Due To Related Party                                 $423,252
                                                                        ========

      The amounts due to the Chairman are delinquent and payable on demand.

10.   GAIN ON SETTLMENT OF DEBT

      In February 2005, the Company issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004. The shares had an aggregate fair value of $20,500, accordingly, the Company recorded a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after the Company made the final $100,000 payment on an unsecured note payable.

11.   EMPLOYEE STOCK OPTIONS

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

      A summary of the option activity for the year ended March 31, 2005, pursuant to the terms of the Plan is as follows:

                                                                        Weighted
                                                                        Average
                                                                        -------
      Options outstanding
        at January 1, 2005                               4,234,226        $.06
      Granted                                              400,000        $.06
      Exercised                                           (150,000)       $.06
      Cancelled and expired                               (133,501)       $.06
                                                         ---------
      Options outstanding
        at March 31, 2005                                4,350,725
                                                         =========

      3,456,558 shares are exercisable at March 31, 2005.

      Information regarding stock options outstanding as of March 31, 2005 is as follows:

      Price                                                              $   .06
      Weighted average exercise price                                    $   .06
      Weighted average remaining
        contractual life                                        9 years 2 months

      In February 2005, the Company's Board of Directors unanimously approved the preparation of the 2005 Stock Option plan and the registration of 3,000,000 shares. As of May 4, 2005, the plan has not been drafted and the shares have not been registered.

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

      Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Selected Financial Information

                                              Three Months Ended
                                                                            Increase
                                          03/31/2005       03/31/2004      (Decrease)
                                          ----------       ----------      ----------
Statements of Operations
     Total Revenue                       $ 4,360,335      $ 3,290,775      $ 1,069,560
                                         -----------      -----------      -----------
     Cost of Revenue:
       Costs of revenues                   2,722,139        1,930,155          791,984
       Reserve for slow moving and
         obsolete inventory                  128,009                0          128,009
                                         -----------      -----------      -----------
     Total Cost of Revenues                2,850,148        1,930,155          919,993
                                         -----------      -----------      -----------
       Percentage of Sales                        65%              59%
     Gross Profit                          1,510,187        1,360,620          149,567
                                         -----------      -----------      -----------
       Percentage of Sales                        35%              41%
     Operating Expenses:
       Research and development               21,127           15,187            5,940
       Sales and marketing                   647,454          416,532          230,922
       General and administrative            480,614          431,597           49,017
       Lawsuit Settlement                          0          140,000         (140,000)
                                         -----------      -----------      -----------
     Total Operating Expenses              1,149,195        1,003,316          145,879
                                         -----------      -----------      -----------
     Income from Operations                  360,992          357,304            3,688
                                         -----------      -----------      -----------
     Other Income (Expense):
       Gain on settlement of debt             17,500                0           17,500
       Interest Expense                      (83,877)         (94,123)          10,246
                                         -----------      -----------      -----------
     Income Before Income Tax Expense        294,615          263,181           31,434
     Income Tax Expense                          800              800                0
                                         -----------      -----------      -----------
     Net Income                          $   293,815      $   262,381      $    31,434
                                         ===========      ===========      ===========
     Net Income Per Share
       Basic                                     .01              .01              .00
       Diluted                                   .01              .01              .00

Results of Operations

The Three Months Ended March 31, 2005 Compared To The Three Months Ended March 31, 2004.

      Our revenue increase of $1,069,560, or 33%, was due to an increase in sales from customers who are purchasing additional capital equipment to meet the demands of a recovering economy. Our sales increase by segment is as follows:

                                                                      Increase
                                 March 31, 2005   March 31, 2004     (Decrease)
                                 --------------   --------------     ----------

Systems and chillers              $ 2,833,501      $ 1,733,866      $ 1,099,635
Parts, assemblies
   and consumables                  1,509,973        1,507,224            2,749
Field service and training             16,861           49,685          (32,824)
                                  -----------      -----------      -----------
                                  $ 4,360,335      $ 3,290,775      $ 1,069,560
                                  ===========      ===========      ===========

Cost of Revenues - Recurring Operations

      Our cost of revenues for recurring operations increased $791,984 or 41%. This increase is directly related to the 33% increase in total revenue for the three months ended March 31, 2005. Our cost of revenues as a percentage of revenues for the three months ended March 31, 2005 was 62% as compared to 59% for the three months ended March 31, 2004.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

      Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the first quarter of 2005, we recorded a $128,009 increase to the reserve due to an analysis of inventory items. In the three months ended March 31, 2004, the reserve did not require an adjustment.

Research and Development

      Research and development costs increased $5,940 or 39% in the three months ended March 31, 2005. The increase is primarily related to payroll and employee benefits ($2,000), and outside contractor expenses for product development work ($4,000). We normally do not incur significant research and development expenses.

Sales and Marketing

      Sales and marketing costs increased $230,922 or 55% in the three months ended March 31, 2005. The increase is primarily related to the increase in the Axcelis license and royalty expense of $166,000 due to increased sales of these products, and increased commissions of approximately $58,000 which are increasing with the increase in system sales.

General and Administrative

                                                        Three Months Ended
                                                                                 Increase
                                                      03/31/2005   03/31/2004   (Decrease)
                                                      ----------   ----------   ----------
General and Administrative
  Salaries and wages                                  $ 262,687    $ 191,830    $  70,857
  Professional fees                                      71,281       81,115       (9,834)
  Occupancy Expense, less amount allocated to Cost
  of Revenue                                             52,925       58,773       (5,848)
  Other general and administrative expenses              93,721       99,879       (6,158)
                                                      ---------    ---------    ---------
    Total General and Administrative                  $ 480,614    $ 431,597    $  49,017
                                                      =========    =========    =========

      Salaries and wages increased $70,857 or 37% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase is primarily the result of an increase in G&A headcount by 4 employees which increased our 2005 payroll and benefits by approximately $66,000.

      Professional fees decreased in 2005 in the amount of $9,834 or 12% primarily due to a $34,000 decrease in legal expenses from litigation ultimately settled by us. This was offset by a $30,000 increase in accounting related expense due to increased reporting requirements.

      Other general and administrative expenses decreased $6,158 or 6%. The decreased expenses are primarily attributable to a $10,700 decrease in our 401k plan contribution due to forfeitures in the period.

Lawsuit Settlement

      In April 2004, we settled litigation with a former employee, which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. (See further discussion below under "Liquidity and Capital Resources.")

Gain on Settlement of Debt

      In February 2005, we issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004. The shares had an aggregate fair value of $20,500; accordingly, we recorded a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after we made the final $100,000 payment on an unsecured note payable.

Net Income

      Primarily as a result of the foregoing we had net income of $293,815 for the three months ended March 31, 2005, compared to $262,381 for the three months ended March 31, 2004.

Capital Resources

                                      Three Months Ended
                                      ------------------
                                                                     Favorable
Working Capital                   03/31/2005       03/31/2004      (Unfavorable)
---------------                   ----------       ----------      -------------
Current Assets                   $  4,748,081     $  3,699,666     $  1,048,415
Current Liabilities                (7,027,519)     (11,100,045)       4,072,526
                                 ------------     ------------     ------------
      Deficit Working Capital    $ (2,279,438)    $ (7,400,379)    $  5,120,941
                                 ============     ============     ============
Long-term Debt                   $ (3,193,845)    $    (99,347)    $ (3,094,498)
                                 ============     ============     ============
Stockholders' (Deficit)          $ (1,979,044)    $ (3,328,000)    $  1,348,956
                                 ============     ============     ============

During the three months ended March 31, 2004, we were in default of our payment terms on the amounts owed to Lam Research Corporation. As a result, the entire debt of $5,989,709 was classified as current in the consolidated balance sheet. During June 2004, we renegotiated the payment terms of the amounts owed to Lam. In the current consolidated balance sheet the amounts owed are classified as current, $915,060 and long term, $3,178,831. We incurred no additional long term debt from March 31, 2004 to March 31, 2005.

Statements of Cash Flows Select Information

                                                           Three Months Ended
                                                       03/31/2005     03/31/2004
                                                       ----------     ----------

Net Cash Provided (Used) By:
Operating Activities                                   $ 148,143      $ 734,456
Investing Activities                                   $  (6,242)     $ (10,295)
Financing Activities                                   $(191,713)     $(119,289)

Operating Activities

      For the three months ended March 31, 2005, cash provided by operating activities of $148,143 was primarily attributed to income from operations of $293,815, a decrease in accounts receivable of $472,035 (resulting from collections on significant shipments made in the quarter ended December 31,
2004) and a decrease in inventories of $530,575 (resulting from shipments early in the quarter ended March 31, 2005). These amounts were offset by an increase in prepaid expenses and other assets of $155,940, a decrease in accounts payable and accrued expenses of $941,254 and a decrease in deposits from customers of $349,913.

      For the three months ended March 31, 2004, $734,456 cash was provided by operating activities. This was primarily due to an increase of $1,183,960 in customer deposits which was offset by an increase in accounts receivable of $482,986 and an increase in inventories of $212,636.

Investing Activities

      During the three months ended March 31, 2005 and 2004, cash was used by investing activities for purchases of equipment in the amounts of $6,242 and $10,295, respectively.

      We currently have no material commitments for capital expenditures.

Financing Activities

      Financing activities in the three months ended March 31, 2005 used a total of $191,713 as compared to $119,289 in the three months ended March 31, 2004. In the three months ended March 31, 2005, $200,713 was used for the repayment of long-term debt as compared to $113,297 in the three months ended March 31, 2004 in which we also repaid a net of $5,992 on our line of credit. In the three months ended March 31, 2005 we received $9,000 from the issuance of common stock options.

Liquidity and Capital Resources

      Based on our continuing increase in sales, our liquidity has improved with positive cash flows in 2004 and continuing into 2005.

      To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, and a loan for $200,000. This loan for $200,000 was made by Jean Charles Cartier in October 2002, with a twelve-month term and at an interest rate of 12% per annum. This loan was paid in full in March 2005 and no further amounts are due.

      Our subsidiary's restructured term loan with Merrill Lynch Business Financial Services, Inc. (the "New Loan") had a balance of $973,360 as of March 31, 2005, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45 month period and a balloon payment upon the expiration of the term. The New Loan is guaranteed by both DND Technologies, Inc. and Doug Dixon, and is secured by a first lien on our total assets.

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

      On June 25, 2004, we signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam, which, among other things, restructured the terms of payment for the inventory purchases made as a part of the original agreement. Under the new terms, we will pay a revised balance of $871,596 for the original inventory purchases in 30 equal installment payments of $28,220, which began on August 1, 2004 and will end January 1, 2007, with an additional payment of $90,000 that was due and paid on September 30, 2004. An additional inventory transfer of $65,000 took place in August 2004, and was added to this outstanding balance for a total of $936,596.

      On April 30, 2004, a former employee and the Company settled counter-claims against each other arising from the employee's prior association with the Company. We recorded, in 2004, an expense of the entire settlement payable to the employee of $140,000. Payments in the amount of $10,000 per month began September 1, 2004 and continue until October 1, 2005, without interest.

      In November 2003, we entered into an agreement with Axcelis Technologies, Inc. and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). The agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 fee has been paid and a declining royalty (from 10% down to 2%) on related sales through December 31, 2010.

      On August 2, 2004, we entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales through December 31, 2011.

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

      During the next 12-month period we intend to seek financing from one or more sources such as capital investment firms or private fund managers in order to expand our business and infrastructure. Although we do not have any current commitments for financing, we will soon be engaging in discussions with such funding sources. Additional financing may not be available on acceptable terms or at all.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended December 31, 2004.

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

      o We are exposed to risks associated with a highly concentrated customer base.

      o     We are exposed to risks associated with our acquisition strategy.

      o In the past, our independent accountants have expressed uncertainty about our ability to continue as a going concern.

      o     Our ability to raise additional financing is uncertain.

      o     There is a limited market for our common stock.

      o     Our common stock is subject to penny stock regulation.

      o     We  are  subject  to  increasing   costs  of  compliance   with  the
            Sarbanes-Oxley Act of 2002 and must maintain high margins to pay for these ongoing expenses required of public companies.

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

      (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, our management received a letter from the Company's independent auditors on May 10, 2005 that identified certain weaknesses in our internal control over financial reporting. Our management has begun to implement changes to our internal control over financial reporting to address primarily two issues identified in our auditor's letter. We are exploring ways to improve our inventory accounting software to prevent adjustments to the valuation of items without proper approval or identification that a change has been made and to improve the tracking of our inventory at foreign locations. We are also working to improve our internal control through increased segregation of critical duties among the members of our accounting staff and improved oversight of the financial accounting and reporting process by our principal accounting officer.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      In February 2005 100,000 shares of common stock were issued to David Maddux as payment for legal services received during the 2004 fiscal year, valued at $15,000, in reliance on the exemption from registration provided by ss. 4.2 of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

            31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

            32    Section 1350 Certifications

      (b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2005

                                   DND TECHNOLOGIES, INC., a Nevada corporation


                                   By: /s/ Douglas N. Dixon
                                   ---------------------------------------------
                                   Douglas N. Dixon, CEO, President and Chairman