Form 10QSB
period 2005-06-30
DND TECHNOLOGIES INC
filed 2005-08-15
CIK 1118344

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

Commission File No. 333-42936

DND Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1405298 (I.R.S. Employer Identification No.)
375 E. Elliot Rd., Bldg. 6 Chandler, Arizona (Address of principal executive offices)	85225 (Zip Code)

Issuer's telephone number, including area code: (480) 892-7020
_________________________________________________________________ (Former name, former address, and former fiscal year, if changed since last report)

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of August 12, 2005
Common stock, $0.001 par value	26,097,153

The issuer is not using the Transitional Small Business Disclosure format.

DND TECHNOLOGIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,005
Accounts receivable, net	1,341,899
Inventories, net	3,310,807
Prepaid expenses	434,888
Total current assets	5,240,599

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	204,842
LICENSE AGREEMENTS, Net of accumulated amortization	3,082,861
OTHER	25,754

TOTAL ASSETS	$8,554,056

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,187,836
Capital leases payable, current portion	11,774
Accounts payable and accrued expenses	2,196,929
Deposits from customers	1,775,753
Payables, Lam Research Corporation	3,979,538
License and royalty payable, Axcelis	922,009
Amounts due to related party	426,219
Total current liabilities	10,500,058

LONG TERM LIABILITIES:
Capital leases payable, long term portion	11,539

STOCKHOLDERS' DEFICIT:
Preferred stock	-
Common stock, par value, $.001 per share;
authorized, 50,000,000 shares;
issued and outstanding, 26,097,153 shares	26,097
Paid-in capital	2,359,063
Accumulated deficit	(4,342,701)
Total stockholders' deficit	(1,957,541)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,554,056

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months		Six Months
REVENUE:	2005	2004	2005	2004
Systems and chillers	$991,216	$2,096,399	$3,824,717	$3,835,800
Parts, assemblies and consumables	1,187,926	1,597,397	2,697,899	3,099,086
Field service and training	88,118	43,738	104,979	93,423

Total revenue	2,267,260	3,737,534	6,627,595	7,028,309

COST OF REVENUE:
Cost of revenues	1,629,608	2,526,313	4,351,747	4,456,468
Reserve for slow moving
and obsolete inventory	(94,438)	(800,668)	33,571	(800,668)

Total cost of revenue	1,535,170	1,725,645	4,385,318	3,655,800

GROSS PROFIT	732,090	2,011,889	2,242,277	3,372,509

OPERATING EXPENSES:
Research and development	45,281	16,656	66,408	31,843
Sales and marketing	393,913	551,328	1,041,367	967,860
General and administrative	451,774	566,056	932,388	997,653

Total operating expenses	890,968	1,134,040	2,040,163	1,997,356

INCOME (LOSS) FROM OPERATIONS	(158,878)	877,849	202,114	1,375,153

OTHER INCOME (EXPENSE):
Gain on settlement of debt	0	0	17,500	0
Lawsuit settlement	0	0	0	(140,000)
Interest expense	(87,119)	(84,333)	(170,996)	(178,456)

OTHER INCOME (EXPENSE)	(87,119)	(84,333)	(153,496)	(318,456)

Income (loss) before income
tax expense	(245,997)	793,516	48,618	1,056,697
INCOME TAX	0	0	800	800

NET INCOME (LOSS)	$(245,997)	$793,516	$47,818	$1,055,897

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months			Six Months
	2005		2004	2005	2004
NET INCOME PER COMMON SHARE:
Basic		$(.01)	$.03	$.00	$.05
Diluted	$	N/A	$.03	$.00	$.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND SUBSCRIBED:
Basic		24,598,263	23,000,000	23,928,740	23,000,000
Diluted		N/A	26,340,986	27,597,320	26,340,986

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Stock Subscribed		Common Stock		Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2005	1,100,000	$55,000	23,000,000	$23,000	$1,957,160	$(4,390,519)	$(2,355,359)
COMMON STOCK ISSUED FOR ACCRUED EXPENSES	-	-	365,000	365	73,135	-	73,500
COMMON STOCK ISSUED FOR PREPAID EXPENSES	-	-	1,190,478	1,190	248,810	-	250,000
COMMON STOCK ISSUED UPON EXERCISE OF OPTION	-	-	441,675	442	26,058	-	26,500
COMMON STOCK ISSUED FROM STOCK SUBSCRIBED	(1,100,000)	(55,000)	1,100,000	1,100	53,900	-	-
NET INCOME						47,818	47,818
BALANCE, JUNE 30,2005			26,097,153	$26,097	$2,359,063	$(4,342,701)	$(1,957,541)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,818	$1,055,897
Adjustments to reconcile net income to net cash provided by operating activities:	89,716	89,469
Depreciation
Amortization	276,530	272,490
Provision for slow moving and obsolete inventories	33,571	(1,027,997)
Gain on settlement of debt	(17,500)	0
Loss on disposal of fixed asset	0	2,349
Settlement of lawsuit	0	140,000
Changes in operating assets and liabilities:
Accounts receivable	1,105,130	(450,350)
Inventories	(402,043)	(440,845)
Prepaid expenses and other assets	(118,170)	(140,071)
Accounts payable and accrued expenses	(1,410,807)	214,858
Deposits from customers	672,834	821,549
Amounts due to related parties	5,819	23,109
Net cash provided by operating activities	282,898	560,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,242)	(21,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit	-	(4,963)
Exercise of common stock options	26,500	-
Principal payments on long-term debt	(466,639)	(298,839)
Net cash (used) by financing activities	(440,139)	(303,802)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS	(163,483)	235,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,488	157,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$153,005	$393,101

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$106,521	$169,494
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of capital lease and return of asset to vendor	$0	$9,202
Common stock issued for prepaid expenses	$250,000	$0

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

1. GENERAL

Presentation - The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Net Income - Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 3,668,580 shares and 3,340,986 shares for the six months ended June 30, 2005 and 2004, respectively.

Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its temporary cash investments in reputable financial institutions. As of June 30, 2005, the Company had $149,723 deposited in one banking institution and $115,018 in a second banking institution. Only $100,000 of the balance at each institution is federally insured.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At June 30, 2005, the Company had one customer whose balance was 38% of net accounts receivable.

Significant Customers - For the six months ended June 30, 2005, the Company had one customer whose revenues exceeded 10% of total revenues at 33% of total revenues. For the six months ended June 30, 2004, the Company had one customer whose revenues exceeded 10% of total revenues at 11% of total revenues. Revenues in 2005 and 2004 outside the United States include Europe 5% and 17%, and Asia 43% and 8%, respectively.

Significant Suppliers - For the six months ended June 30, 2005 and 2004, approximately 19% and 23%, respectively, of gross inventory purchases were purchased from Lam. The Company expects to have significant purchases of inventory from Lam in the coming year.

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

Reclassifications - Certain 2004 amounts have been reclassified to conform to 2005 presentations.

2. INVENTORIES

A summary of inventories and allowance for obsolescence is as follows:

Parts and materials	$3,759,721
Work-in-process	1,698,768
Allowance for obsolescence	(2,147,682

Net inventories	$3,310,807

Allowance for Obsolescence:

Balance, January 1, 2005	$2,114,111
Current Period Provision	33,571

Balance, June 30, 2005	$2,147,682

3. LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

Future minimum payments under the agreements are as follows:

	Inventory	License

December 31, 2005	$300,992	$360,862
December 31, 2006	310,418	507,050
December 31, 2007	28,220	538,324
December 31, 2008	-	571,527
December 31, 2009	-	606,777
Thereafter	-	755,368
	$639,630	$3,339,908

The Company is currently in default on its payments; accordingly, the full amount has been classified as current in the consolidated balance sheet. (See Note 11.)

4. LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

The license and royalty payable at June 30, 2005 consisted of the following:

License payable	$592,721
Royalty payable	329,288
Total license and royalty payable	$922,009

Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, and the remaining balance ($294,717) will be due Oct 1, 2005.  The Company has not made the past due payments due to cash flow issues and is taking measures to address this deficiency.

5.	NOTES PAYABLE

The Company's term loan to Merrill Lynch bears interest at 2.00% plus the Prime Rate as published in the Wall Street Journal per annum. The loan is due March 2006 with amortized payments over 45 months and a balloon payment due at maturity. The loan also required a loan fee of $11,450. The loan is secured by a first lien on the Company's total assets ($8,554,056 as of June 30, 2005) and has been guaranteed by Doug Dixon and the Company.	$898,486
Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,187,836

Future minimum payments under the notes are as follows:

December 31, 2005	$439,097
December 31, 2006	748,739
$1,187,836

The Company is in default of the Merrill Lynch term loan covenant relating to "Aggregate Collateral Value".  This covenant requires a minimum $600,000 aggregate collateral value as of the end of each month.  As of June 30, 2005 the calculation was approx $3,000 short of the minimum amount.  Based on the fact that for the prior six months, the average of these calculations was approx $956,000, Merrill Lynch has issued a waiver of the covenant as of August 3, 2005 for the month ended June 30, 2005. (See Note 11.)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$1,100,313
Accrued commissions	166,388
Accrued payroll	164,560
Product warranty provision	424,545
Accrued interest	240,734
Lawsuit payable	40,000
Sales and state income taxes payable	60,389
$2,196,929

7. COMMON STOCK

During the six months ended June 30, 2005, the Company issued the following shares of common stock:

•	265,000 shares of common stock, with an aggregate fair value of $53,000, were issued February 15, 2005, in payment of $53,000 of accrued expenses.

•
100,000 shares of common stock, with an aggregate fair value of $20,500, were issued February 15, 2005, in payment of $15,000 of accrued legal fees. Accordingly, the Company recorded a $5,500 loss on settlement of debt.

•	1,190,478 shares of common stock, with an aggregate fair value of $250,000, were issued June 17, 2005, to two unrelated entities, in payment of $250,000 of loan fees. (See Note 11.)

8. RELATED PARTY TRANSACTIONS

Amounts Due to Related Party

The Company has the following amounts due to its Chairman at June 30, 2005:

Notes payable at 7.0%	$120,000
Accrued interest on notes payable	50,127
Accrued salaries	256,092
Total Amount Due To Related Party	$426,219

The amounts due to the Chairman are delinquent and payable on demand.

9. GAIN ON SETTLMENT OF DEBT

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

10. EMPLOYEE STOCK OPTIONS

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

On June 15, 2005, the Board of Directors and stockholders approved the DND Technologies, Inc. 2005 Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, options to purchase up to 3,000,000 shares of its common stock to directors, employees and consultants. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant.

The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, $.001 par value, which may be either unissued or treasury shares.

The exercise price is no less than 100% of the fair market value of the shares at the date of the grant of the options, as specified by the Board of Directors.

A summary of the option activity for the six months ended June 30, 2005, pursuant to the terms of the Plan is as follows:

		Weighted Average
Options outstanding at January 1, 2005	4,234,226	$.06
Granted	635,000	$.06
Exercised	(441,675)	$.06
Cancelled and expired	(133,501)	$.06

Options outstanding at June 30, 2005	4,294,050

3,314,299 shares are exercisable at June 30, 2005.

Information regarding stock options outstanding as of June 30, 2005 is as follows:

Price	$.06
Weighted average exercise price	$.06
Weighted average remaining contractual life	9 years 2 months

For purposes of proforma disclosures, the estimated fair value of the options granted in 2003 is amortized to expense over the options' vesting periods. The Company's proforma information follows:

Net income:
As reported	$47,818
Proforma	$31,629

Net Income per common stock share:
Basic:
As reported	$.00
Proforma	$.00
Diluted:
As reported	$.00
Proforma	$.00

11. SUBSEQUENT EVENTS

On July 5, 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell") dated as of June, 17, 2005. Pursuant to the SEDA, at the Company's discretion, it may periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay 96% of the lowest volume weighted average price of the common stock, as quoted by Bloomberg, L.P., on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. The price paid by Cornell for the stock shall be determined as of the date of each individual request for an advance under the SEDA. Cornell will also retain 5% of each advance under the SEDA. Cornell's obligation to purchase shares of stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the common stock sold under the SEDA and is limited to $250,000 per five trading days, provided that aggregate advances in any 30-day period shall not exceed $1 million. As part of this agreement, Cornell received 1,142,858 shares of common stock as a one-time commitment fee and Monitor Capital, Inc. received 47,620 shares of common stock as a one-time placement agent fee under a Placement Agent Agreement relating to the SEDA, both of which fees are subject to pending registration.

As of August 3, 2005, the Company was granted a loan covenant waiver by Merrill Lynch and therefore, retained its current status on the Merrill Lynch term loan and is now in compliance with the loan covenants.

On August 9, 2005, Lam was paid $187,458 which represents April and May 2005 royalty payments and May and June inventory payments. The June royalty and July inventory payments are scheduled to be paid August 15, 2005, and at that point, all past due amounts with Lam will have been paid (See Note 3).

On July 25, 2005, the Company filed an Information Statement with the SEC stating that the Board of Directors and certain shareholders consented to an amendment of the Company's Articles of Incorporation to increase the authorized shares of common stock to 100,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aspect Systems, Inc, ("ASI") a wholly owned subsidiary of DND Technologies, Inc, ("DND" or the "Company") is a supplier and provider of new and used semiconductor equipment and after-market support of semiconductor manufacturing equipment which currently includes Lam Research Corp. ("Lam") AutoEtch, Rainbow, and TCP plasma etch systems, and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. Elements of support range from a full line of spare parts and assemblies to various engineering services. ASI also offers a wide variety of sub-assembly repair services and reconditioning/refurbishing of an array of temperature control units used in the semiconductor industry.

Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

2. License Agreements

The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years).

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

4.  Reclassifications

Certain 2004 amounts have been reclassified to conform to 2005 presentations.

The Three Months Ended June 30, 2005 Compared To The Three Months Ended June 30, 2004.

Selected Financial Information

	Three Months Ended
	06/30/2005	06/30/2004	Increase (Decrease)

Statements of Operations
Total Revenue	$2,267,260	$3,737,534	$(1,470,274)
Cost of Revenue:
Costs of revenues	1,629,608	2,526,313	(896,705)
Reserve for slow moving and
obsolete inventory	(94,438)	(800,668)	706,230
Total Cost of Revenues	1,535,170	1,725,645	(190,475)
Percentage of Sales	68%	46%
Gross Profit	732,090	2,011,889	(1,279,799)
Percentage of Sales	32%	54%
Operating Expenses:
Research and development	45,281	16,656	28,625
Sales and marketing	393,913	551,328	(157,415)
General and administrative	451,774	566,056	(114,282)
Total Operating Expenses	890,968	1,134,040	(243,072)
Income (Loss) from Operations	(158,878)	877,849	(1,036,727)
Other (Expense):
Interest Expense	(87,119)	(84,333)	2,786
Income Before Income Tax Expense	(245,997)	793,516	(1,039,513)
Income Tax Expense	0	0	0
Net Income (Loss)	$(245,997)	$793,516	$(1,039,513)
Net Income (Loss) Per Share
Basic	(.01)	.03	(.04)
Diluted	N/A	.03	N/A

Results of Operations

Our revenue decrease of $1,470,274, or 39%, was primarily due to a decrease in system sales of $1,105,183. We delivered 5 systems in the second quarter of 2004 but only 3 systems in the second quarter of 2005. This decrease in system sales during the second quarter of 2005 is due to one customer extending its original second quarter delivery date into the fourth quarter of 2005 and in 3 instances we had to delay shipments until the third quarter due to production difficulties. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods resulting in a decrease of $409,471 in sales of these items. Our sales break down by segment is as follows:

	June 30, 2005	June 30, 2004	Increase Decrease
Systems and chillers	$991,216	$2,096,399	$(1,105,183)
Parts, assemblies and consumables	1,187,926	1,597,397	(409,471)
Field service and training	88,118	43,738	44,380
	$2,267,260	$3,737,534	$(1,470,274)

Cost of Revenues

Our cost of revenues decreased $896,705 or 35%. This decrease is directly related to the 39% decrease in total revenue for the three months ended June 30, 2005. Our cost of revenues, for recurring operations, as a percentage of revenues for the three months ended June 30, 2005 was 72% as compared to 68% for the three months ended June 30, 2004.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the three months ended June 30, 2005, we recorded a $94,438 decrease to the reserve due to an analysis of inventory items. In the three months ended June 30, 2004, we recorded a $962,758 decrease in our reserve primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement and re-valuing the corresponding inventory. This amount was offset in the three months ended June 30, 2004 by a $162,090 increase to the reserve due to an analysis of all other inventory items, resulting in a net decrease of $800,668.

Research and Development

Research and development costs increased $28,625 or 172% in the three months ended June 30, 2005. The increase is primarily related to an increase in payroll and employee benefits in the amount of $6,100, and an increase of $19,400 related to R&D expense on the NCS (Nitrogen Clean System) product line. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $157,415 or 29% in the three months ended June 30, 2005. The decrease is a direct result of the 39% decrease in revenues we experienced during the three months ended June 30, 2005. Accordingly, we also experienced a decrease in commissions of $62,565, or 53%, from $118,895 in the three months ended June 30, 2004 to $56,330 in the three months ended June 30, 2005. Our expense related to the Axcelis license and associated royalty decreased $94,413, or 57%, from $166,481 in the three months ended June 30, 2004 to $72,068 in the three months ended June 30, 2005.

General and Administrative

	Three Months Ended
	06/30/2005	06/30/2004	Increase (Decrease)

General and Administrative
Salaries and wages	$264,548	$273,563	$(9,015)
Professional fees	44,018	101,961	(57,943)
Occupancy Expense, less amount allocated to Cost of Revenue	45,439	47,579	(2,140)
Other general and administrative expenses	97,769	142,953	(45,184)
Total General and Administrative	$451,774	$566,056	$(114,282)

Salaries and wages decreased $9,015 in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was caused by a $37,000 accrual adjustment in the second quarter of 2004. Without this adjustment, payroll and benefits for the 2nd quarter of 2005 would have been up by approximately $28,000 which is due to increased headcount.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Professional fees decreased $57,943 or 57% in 2005 primarily due to a $41,000 decrease in legal expenses from litigation ultimately settled by the Company.

Other general and administrative expenses decreased $45,184 or 32%. The decreased expenses are primarily attributable to decreases in non capitalizable equipment of $7,000, office supplies/equipment of $8,000, repair and maintenance of $5,000, travel and entertainment expense of $7,000, and computer hardware/software expense of $3,000.

Net Income (Loss)

Primarily as a result of the foregoing we had a net loss of $245,997 for the three months ended June 30, 2005, compared to net income of $793,516 for the three months ended June 30, 2004.

The Six Months Ended June 30, 2005 Compared To The Six Months Ended June 30, 2004.

Selected Financial Information

	Six Months Ended
	06/30/2005	06/30/2004	Increase (Decrease)
Statements of Operations
Total Revenue	$6,627,595	$7,028,309	$(400,714)
Cost of Revenue:
Costs of revenues	4,351,747	4,456,468	(104,721)
Reserve for slow moving and
obsolete inventory	33,571	(800,668)	834,239
Total Cost of Revenues	4,385,318	3,655,800	729,518
Percentage of Sales	66%	52%
Gross Profit	2,242,277	3,372,509	(1,130,232)
Percentage of Sales	34%	48%
Operating Expenses:
Research and development	66,408	31,843	34,565
Sales and marketing	1,041,367	967,860	73,507
General and administrative	932,388	997,653	(65,265)
Total Operating Expenses	2,040,163	1,997,356	42,807
Income from Operations	202,114	1,375,153	(1,173,039)
Other Income (Expense):
Gain on settlement of debt	17,500	0	17,500
Lawsuit settlement	0	(140,000)	140,000
Interest Expense	(170,996)	(178,456)	7,460
Income Before Income Tax Expense	48,618	1,056,697	(1,008,079)
Income Tax Expense	800	800	0
Net Income	$47,818	$1,055,897	$(1,008,079)
Net Income Per Share
Basic	.00	.05	(.05)
Diluted	.00	.04	(.04)

Results of Operations

Our revenue decrease of $400,714, or 6%, was due to a decrease in sales from our parts, assemblies, and consumables category. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	June 30, 2005	June 30, 2004	Increase Decrease
Systems and chillers	$3,824,717	$3,835,800	$(11,083)
Parts, assemblies and consumables	2,697,899	3,099,086	(401,187)
Field service and training	104,979	93,423	11,556
	$6,627,595	$7,028,309	$(400,714)

Cost of Revenues

Our cost of revenues decreased $104,721 or 2%. This decrease is directly related to the 6% decrease in total revenue for the six months ended June 30, 2005. Our cost of revenues as a percentage of revenues for the six months ended June 30, 2005 was 66% as compared to 63% for the six months ended June 30, 2004.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the first six months of 2005, we recorded a $33,571 increase to the reserve due to an analysis of inventory items. In the six months ended June 30, 2004, we recorded a $962,758 decrease in our reserve primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement and re-valuing the corresponding inventory. This amount was offset in the six months ended June 30, 2004 by a $162,090 increase to the reserve due to an analysis of all other inventory items, resulting in a net decrease of $800,668.

Research and Development

Research and development costs increased $34,565 or 109% in the six months ended June 30, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $8,867, outside contractor expenses for product development work in the amount of $6,748 and an increase of $19,400 related to R&D expense on the NCS (Nitrogen Clean System) product line. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs increased $73,507 or 8% in the six months ended June 30, 2005. This increase is primarily related to the increase in the Axcelis license and royalty expense of $71,474 due to increased sales of these products for the six month period ending June 30, 2005.

General and Administrative

	Six Months Ended
	06/30/2005	06/30/2004	Increase (Decrease)

General and Administrative
Salaries and wages	$527,235	$465,393	$61,842
Professional fees	115,299	183,076	(67,777)
Occupancy Expense, less amount allocated to Cost of Revenue	96,369	96,951	(582)
Other general and administrative expenses	193,485	252,233	(58,748)
Total General and Administrative	$932,388	$997,653	$(65,265)

Salaries and wages increased $61,842 or 13% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase is primarily the result of an increase in general and administrative headcount by four employees, which increased our payroll and benefits.

Professional fees decreased in 2005 in the amount of $67,777 or 37% primarily due to a $75,000 decrease in legal expenses from litigation ultimately settled by the Company. This was offset by a $7,000 increase in accounting audit expense due to increased reporting requirements.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Other general and administrative expenses decreased $58,748 or 23%. The decreased expenses are primarily attributable to a $31,000 increase in other income items during 2005 ($11,000 from 401K plan forfeitures and $23,000 from the forgiveness of accrued interest expense after we made the final $100,000 payment on an unsecured note payable). Other items contributing to the decrease were reductions in non-capitalizable equipment of $7,000 and office supplies/equipment expense of $8,000.

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

Net Income

Primarily as a result of the foregoing we had net income of $47,818 for the six months ended June 30, 2005, compared to $1,055,897 for the six months ended June 30, 2004.

Capital Resources

	Six Months Ended
Working Capital	06/30/2005	06/30/2004	Favorable (Unfavorable)

Current Assets	$5,240,599	$3,637,177	$1,603,422
Current Liabilities	(10,500,058)	(5,504,696)	(4,995,362)
Deficit Working Capital	$(5,259,459)	$(1,867,519)	$(3,391,940)
Long-term Debt	$(11,539)	$(4,668,132)	$4,656,593
Stockholders' (Deficit)	$(1,957,541)	$(2,534,484)	$576,943

During the six months ended June 30, 2005, we were in default of our payment terms on the amounts owed to Lam. As a result, the entire debt of $3,979,538 was classified as current in the consolidated balance sheet. During June 2004 we were in compliance with the payment terms of the amounts owed to Lam and therefore the amounts were recorded as being split between current ($500,902) and long term ($3,221,416).

We were also in default of our Merrill Lynch loan covenant relating to "Aggregate Collateral Value".  This covenant requires a minimum $600,000 aggregate collateral value as of the end of each month.  At June 30, 2005, the calculation was approximately $3,000 short of the minimum amount.  Based on the fact that for the prior six months, the average of these calculations was approximately $956,000, Merrill Lynch has issued a waiver of the covenant for this as of August 3, 2005 for the June 30, 2005 violation.

Included in current liabilities is a total of $922,009 which is owed to Axcelis for license and royalty fees.  Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, and the remainder ($294,717) will be due Oct 1, 2005.  Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate either of our agreements with Axcelis..

Statements of Cash Flows Select Information

	Six Months Ended
	06/30/2005	06/30/2004

Net Cash Provided (Used) By:
Operating Activities	$282,898	$560,458
Investing Activities	(6,242)	(21,356)
Financing Activities	(440,139)	(303,802)

Operating Activities

For the six months ended June 30, 2005, cash provided by operating activities of $282,898 was primarily attributed to net income of $47,818, a decrease in accounts receivable of $1,105,130 (resulting from collections on significant shipments made in the quarter ended December 31, 2004) and an increase in deposits from customers of $672,834. These amounts were offset by an increase in inventories of $402,043, prepaid expenses and other assets of $118,170, and a decrease in accounts payable and accrued expenses of $1,410,807.

For the six months ended June 30, 2004, $560,458 cash was provided by operating activities. This was primarily due to net income of $1,055,897, an increase of $821,549 in customer deposits and an increase of $214,858 in accounts payable and accrued expenses which were offset by an increase in accounts receivable of $450,350, an increase in inventories of $440,845 and an increase in prepaid expenses and other assets of $140,071.

Investing Activities

During the six months ended June 30, 2005 and 2004, cash was used by investing activities for purchases of equipment in the amounts of $6,242 and $21,356, respectively.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the six months ended June 30, 2005 used a total of $440,139 as compared to $303,802 in the six months ended June 30, 2004. In the six months ended June 30, 2005, $446,639 was used for the repayment of long-term debt, as compared to $298,839 in the six months ended June 30, 2004. In the six months ended June 30, 2005 we received $26,500 from the issuance of common stock options.

Liquidity and Capital Resources

Although sales for the three months ended June 30, 2005 were down from June 30, 2004 by $1,470,274, and sales for the year ended June 30, 2005 compared to the year ended June 30, 2004 were down by $400,714, we currently have booked system orders for approximately 6 million dollars of system sales that management believes will be shipped and delivered during the remainder of 2005.  If these systems are shipped and delivered during 2005 and our expenses for the remainder of 2005 are comparable to our expenses during 2004, management believes our financial results for 2005 would be in line with those for 2004, excluding the potential for additional sales being booked this year.  In addition, the positive cash flow continuing to be produced by our operating activities, the increased accounts receivable dollars from the upcoming system sales and the funding to be received from the Cornell SEDA (see discussion below in this section) will all help to relieve the strain on our current cash flow.

To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan and a loan for $200,000. This $200,000 loan was paid in full in March 2005. Our subsidiary's restructured term loan with Merrill Lynch Business Financial Services, Inc. (the "New Loan") had a balance of $898,486 as of June 30, 2005, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45 month period and a balloon payment upon the expiration of the term. The New Loan is guaranteed by both DND Technologies, Inc. and Douglas Dixon, our Chief Executive Officer, and is secured by a first lien on our total assets.

Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased approximately $2.2 million in product under the Agreement, and we are required to pay approximately $5.3 million over the term (of which approximately $3.3 million remains to be paid) as a fee for the licensed intellectual property.

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

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). The agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 fee has been paid and a declining royalty (from 10% down to 2%) on related sales through December 31, 2010.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales through December 31, 2011.

On July 5, 2005, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell") dated as of June, 17, 2005. Pursuant to the SEDA, at our discretion, we may periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay 96% of the lowest volume weighted average price of the common stock, as quoted by Bloomberg, L.P., on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. The price paid by Cornell for the stock will be determined as of the date of each individual request for an advance under the SEDA. Cornell will also retain 5% of each advance under the SEDA. Cornell's obligation to purchase shares of stock under the SEDA is subject to certain conditions, including us obtaining an effective registration statement for shares of the common stock sold under the SEDA and is limited to $250,000 per five trading days, provided that aggregate advances in any 30-day period shall not exceed $1 million. As part of this agreement, Cornell has received 1,142,858 shares of common stock as a one-time commitment fee and Monitor Capital, Inc. has received 47,620 shares of common stock as a one-time placement agent fee under a Placement Agent Agreement relating to the SEDA, and these fees are subject to pending registration.

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

•
We are past due on certain payments to Axcelis for license and royalty fees. While management believes the license is beneficial to both parties and Axcelis has to date been willing to provide us with additional time to make these payments, Axcelis could terminate our license agreements with it upon ninety days written notice, although we would have the ninety day notice period in which to make the past due payments and avoid termination. Management is exploring payment options, which may include use of proceeds from the Cornell SEDA, funds from operations, or funds from other sources.

•
We depend on Dennis Key, our CFO and CEO of ASI, and his relationships within the semiconductor industry. His loss would seriously disrupt our operations. Our CEO, Douglas Dixon, is gradually decreasing his involvement with the Company in anticipation of retirement. We anticipate that Mr. Dixon's relationships within the semiconductor industry will be continued by Mr. Key.

•	Demand for our products is subject to cyclical downturns in the semiconductor industry.

•	We are subject to the risks associated with the intensely competitive and capital-intensive nature of the semiconductor industry.

•	We are subject to risks relating to product concentration and lack of product revenue diversification.

•	The semiconductor industry is based on rapidly changing technology.

•	We may experience supply shortages.

•	We are exposed to the risks of operating a global business.

•	We are exposed to risks associated with a highly concentrated customer base.

•	We are exposed to risks associated with our acquisition strategy.

•	In the past, our independent accountants have expressed uncertainty about our ability to continue as a going concern.

•	Our ability to raise additional financing, other than the Cornell SEDA, is uncertain.

•	There is a limited market for our common stock.

•	Our common stock is subject to penny stock regulation.

•	We are subject to increasing costs of compliance with the Sarbanes-Oxley Act of 2002 and must maintain high margins to pay for these ongoing expenses required of public companies.

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

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, as disclosed in our Form 10-QSB filed on May 16, 2005, our management received a letter from the Company's independent auditors on May 10, 2005 that identified certain weaknesses in our internal control over financial reporting. Our management has begun to implement changes to our internal control over financial reporting to address primarily two issues discovered in the course of their evaluation of our internal control during the last fiscal quarter. Our subsidiary's new Vice President of Operations, hired in July 2005, is exploring ways to improve our inventory accounting software to prevent adjustments to the valuation of items without proper approval or identification that a change has been made and to improve the tracking of our inventory at foreign locations. We are also working to improve our internal control through increased segregation of critical duties among the members of our accounting staff and improved oversight of the financial accounting and reporting process by our principal accounting officer.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2005, a written consent in lieu of special meeting was executed by shareholders holding 15,828,406 shares of the Company's common stock, or 67.3% of the outstanding voting stock, as of that date. This consent approved the amendment and restatement of the Company's Articles of Incorporation (i) to increase the number of authorized shares of Common Stock of the Company to 100,000,000; (ii) to provide for adoption, amendment or repeal of the Company's bylaws solely by the Board of Directors; (iii) to provide for the taking of actions by written consent in lieu of a meeting without restrictions beyond those contained in Nevada law; (iv) to provide for the approval of holders of a simple majority of the Company's voting stock to amend the Company's Articles; and (v) to make certain other changes to the Articles.

ITEM 5. OTHER INFORMATION

On June 15, 2005, Ernie Recsetar resigned from his position as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.15	Waiver of Covenant Compliance from Merrill Lynch Business Financial Services, Inc., dated August 3, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(b)  Reports on Form 8-K:

On July 7, 2005, the Company filed a Current Report on Form 8-K announcing its entry into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated as of June 17, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DND TECHNOLOGIES, INC., a Nevada corporation

Dated: August 12, 2005	By:	/s/ Douglas N. Dixon

Douglas N. Dixon, CEO, President and Chairman