Form 10QSB
period 2005-09-30
DND TECHNOLOGIES INC
filed 2005-11-14
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of November 7, 2005
Common stock, $0.001 par value	26,234,653

The issuer is not using the Transitional Small Business Disclosure format.

DND TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,771
Accounts receivable, net	1,248,294
Inventories, net	3,745,076
Prepaid expenses	425,929
Total current assets	5,577,070

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	167,664
LICENSE AGREEMENTS, Net of accumulated amortization	2,946,615
OTHER	23,733

TOTAL ASSETS	$8,715,082

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,637,962
Capital leases payable, current portion	5,009
Accounts payable and accrued expenses	2,521,497
Deposits from customers	1,919,128
Payables, Lam Research Corporation	3,748,174
License and royalty payable, Axcelis	1,412,055
Amounts due to related party	561,820
Total current liabilities	11,805,645

LONG TERM LIABILITIES:
Capital leases payable, long term portion	12,313

STOCKHOLDERS' DEFICIT:
Preferred stock	–
Common stock, par value, $.001 per share; authorized, 50,000,000 shares; issued and outstanding, 26,234,653 shares	26,235
Paid-in capital	2,367,175
Accumulated deficit	(5,496,286)
Total stockholders' deficit	(3,102,876)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,715,082

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months		Nine Months
	2005	2004	2005	2004

REVENUE:
Systems and chillers	$1,495,749	$2,013,849	$5,320,466	$5,821,950
Parts, assemblies and consumables	944,310	1,335,180	3,642,209	4,461,965
Field service and training	33,987	104,387	138,966	197,810
Total revenue	2,474,046	3,453,416	9,101,641	10,481,725

OPERATING EXPENSES:
Cost of revenues	2,044,447	1,866,856	6,396,194	6,323,324
Reserve for slow moving and obsolete inventory	127,343	(223)	160,914	(800,891)
Research and development	44,905	32,759	111,313	64,602
Sales and marketing, including license fees royalties and commissions	842,637	715,251	1,884,004	1,683,111
General and administrative	436,629	484,194	1,369,017	1,481,847
Lawsuit settlement	0	0	0	140,000
Total operating expenses	3,495,961	3,098,837	9,921,442	8,891,993

INCOME (LOSS) FROM OPERATIONS	(1,021,915)	354,579	(819,801)	1,589,732

OTHER INCOME (EXPENSE):
Gain on settlement of debt	0	0	17,500	0
Interest expense	(131,670)	(83,115)	(302,666)	(261,571)
OTHER INCOME (EXPENSE)	(131,670)	(83,115)	(285,166)	(261,571)

Income (loss) before income tax expense	(1,153,585)	271,464	(1,104,967)	1,328,161

INCOME TAX	0	0	800	800
NET INCOME (LOSS)	$(1,153,585)	$271,464	$(1,105,767)	$1,327,361

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months			Nine Months
	2005		2004	2005		2004
NET INCOME (LOSS) PER COMMON SHARE:
Basic		$(.04)	$.01		$(.04)	$.06
Diluted	$	N/A	$.01	$	N/A	$.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND SUBSCRIBED:
Basic		26,121,066	23,000,000		24,667,546	23,000,000
Diluted		N/A	26,637,016		N/A	26,637,016

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Stock Subscribed		Common Stock		Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2005	1,100,000	$55,000	23,000,000	$23,000	$1,957,160	$(4,390,519)	$(2,355,359)
COMMON STOCK ISSUED FOR ACCRUED EXPENSES	–	–	365,000	365	73,135	–	73,500
COMMON STOCK ISSUED FOR PREPAID EXPENSES	–	–	1,190,478	1,190	248,810	–	250,000
COMMON STOCK ISSUED UPON EXERCISE OF OPTION	–	–	579,175	580	34,170	–	34,750
COMMON STOCK ISSUED FROM STOCK SUBSCRIBED	(1,100,000)	(55,000)	1,100,000	1,100	53,900	–	–
NET (LOSS)						(1,105,767)	(1,105,767)
BALANCE, SEPTEMBER 30,2005			26,234,653	$26,235	$2,367,175	$(5,496,286)	$(3,102,876)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,105,767)	$1,327,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,894	134,608
Amortization	414,797	408,734
Provision for slow moving and obsolete inventories	0	(800,891)
Gain on settlement of debt	(17,500)	0
Loss on disposal of fixed asset	0	2,349
Changes in operating assets and liabilities:
Accounts receivable	1,198,734	(468,432)
Inventories	(820,740)	(2,347,134)
Prepaid expenses and other assets	(109,209)	(41,472)
Accounts payable and accrued expenses	(415,699)	1,169,481
Deposits from customers	816,209	1,093,451
Amounts due to related parties	16,420	(6,916)
Net cash provided by operating activities	127,139	471,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,242)	(25,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit	–	(4,963)
Exercise of common stock options	34,750	–
Proceeds from issuance of debt	525,000	–
Proceeds from issuance of debt, related party	125,000	–
Principal payments on long-term debt	(959,364)	(418,183)
Net cash (used) by financing activities	(274,614)	(423,146)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(158,717)	22,870

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,488	157,801
CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,771	$180,671

(Continued)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$173,120	$225,949
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of capital lease and return of asset to vendor	$0	$9,202
Common stock issued for prepaid and accrued expenses	$323,500	$0

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

1.	GENERAL

Presentation - The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 2,352,314 shares and 3,637,016 shares for the nine months ended September 30, 2005 and 2004, respectively.

Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its temporary cash investments in reputable financial institutions. As of September 30, 2005, the Company had $151,838 placed in a temporary sweep investment account that was not insured by the Federal Deposit Insurance Corporation. These funds are invested by the bank in the JPMorgan U. S. Treasury Plus Moneymarket Fund - Reserve.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At September 30, 2005, the Company had two customers whose balance exceeded 10% of gross accounts receivable, at 15% and 12%, respectively.

Significant Customers - For the nine months ended September 30, 2005, the Company had one customer whose revenues exceeded 10% of total revenues (19%). For the nine months ended September 30, 2004, the Company had two customers whose revenues exceeded 10% of total revenues (13% and 12%). Revenues in 2005 and 2004 outside the United States include Europe 6% and 21%, and Asia 44% and 20%, respectively.

Significant Suppliers - For the nine months ended September 30, 2005 and 2004, approximately 19% and 23%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). The Company expects to have significant purchases of inventory from Lam in the coming year.

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

Reclassifications - Certain 2004 amounts have been reclassified to conform to 2005 presentations.

2.	INVENTORIES

A summary of inventories and allowance for obsolescence is as follows:

Parts and materials	$3,805,023
Work-in-process	2,215,078
Allowance for obsolescence	(2,275,025)
Net inventories	$3,745,076

Allowance for Obsolescence:

Balance, January 1, 2005	$2,114,111
Current Period Provision	160,914
Balance, September 30, 2005	$2,275,025

3.	LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

Future minimum payments under the agreements are as follows:

	Inventory	License

December 31, 2005	$159,900	$242,370
December 31, 2006	338,638	507,050
December 31, 2007	28,220	538,324
December 31, 2008	–	571,527
December 31, 2009	–	606,777
Thereafter	–	755,368
	$526,758	$3,221,416

The Company is currently in default on its payments; accordingly, the full amount has been classified as current in the consolidated balance sheet. The September inventory payments in the amount of $37,624 and the July, August and September royalty payments totaling $168,000 have not been paid (See Note 14). Although the Company’s current tight cash flow has prevented these payments from being made, management has assured Lam Research that the delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Lam Research will terminate its agreement with the Company.

4.	LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

The license and royalty payable at September 30, 2005 consisted of the following:

License payable	$907,750
Royalty payable	504,305
Total license and royalty payable	$1,412,055

Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 will be due January 1, 2006, and $490,045 will be due March 1, 2006. Although the Company’s current tight cash flow has prevented these payments from being made, management has assured Axcelis that the delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate either of its agreements with the Company.

5.	NOTES PAYABLE

The Company's term loan to Merrill Lynch bears interest at 2.00% plus the Prime Rate as published in the Wall Street Journal per annum. The loan is due March 2006 with amortized payments over 45 months and a balloon payment due at maturity. The loan also required a loan fee of $11,450. The loan is secured by a first lien on the Company's total assets ($8,715,082 as of September 30, 2005) and has been guaranteed by Doug Dixon and the Company.	$823,612
On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. Payments in the amount of $20,000 are due weekly beginning on October 21, 2005 with the final payment of $34,121 due on January 27, 2006.	300,000

Unsecured note due to an individual with interest of $22,500. The note is due October 24, 2005.	225,000

Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,637,962

Future minimum payments under the notes are as follows:

December 31, 2005	$809,223
December 31, 2006	828,739
$1,637,962

The Company has not made its required payments to Cornell as of November 3, 2005. The unsecured note due October 24, 2005 was not paid and is still outstanding as of November 3, 2005. A late fee of $11,250 is due along with the outstanding balance and interest. The balance of notes payable have been reclassified to current on the balance sheet at September 30, 2005.

6.	STANDBY EQUITY DISTRIBUTION AGREEMENT

The Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell"), dated June, 17, 2005. Pursuant to the SEDA, at the Company's discretion, it may periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay 96% of the lowest closing bid price of the common stock, as quoted by Bloomberg, L.P., on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. The price paid by Cornell for the stock shall be determined as of the date of each individual request for an advance under the SEDA. Cornell will also retain 5% of each advance under the SEDA. Cornell's obligation to purchase shares of stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the common stock sold under the SEDA and is limited to $250,000 per six trading days, provided that aggregate advances in any 30-day period shall not exceed $1 million. As part of this agreement, Cornell received 1,142,858 shares of common stock as a one-time commitment fee and Monitor Capital, Inc. received 47,620 shares of common stock as a one-time placement agent fee under a Placement Agent Agreement relating to the SEDA, both of which fees are subject to pending registration.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$1,407,099
Accrued commissions	264,971
Accrued payroll	280,481
Product warranty provision	244,102
Accrued interest	267,437
Lawsuit payable	10,000
Sales and state income taxes payable	47,407
Total Accounts Payable and Accrued Expenses	$2,521,497

8.	INCREASE IN AUTHORIZED SHARES

On July 25, 2005, the Company filed an Information Statement with the SEC stating that the Board of Directors and certain shareholders consented to an amendment of the Company's Articles of Incorporation to increase the authorized shares of common stock to 100,000,000.

9.	COMMON STOCK

During the nine months ended September 30, 2005, the Company issued the following shares of common stock:

•	265,000 shares of common stock, with an aggregate fair value of $53,000, were issued February 15, 2005, in payment of $53,000 of accrued expenses.

•
100,000 shares of common stock, with an aggregate fair value of $20,500, were issued February 15, 2005, in payment of $15,000 of accrued legal fees. Accordingly, the Company recorded a $5,500 loss on settlement of debt.

•	1,190,478 shares of common stock, with an aggregate fair value of $250,000, were issued June 17, 2005, to two unrelated entities, in payment of $250,000 of loan fees. (See Note 6.)

10.	RELATED PARTY TRANSACTIONS

Amounts Due to Related Party

The Company has the following amounts due to its Chairman at September 30, 2005:

Notes payable at 7.0%	$120,000
Note payable plus interest of $12,500 due October 24, 2005	125,000
Accrued interest on notes payable	60,728
Accrued salaries	256,092
Total Amount Due To Related Party	$561,820

The amounts due to the Chairman are delinquent and payable on demand. The note due October 24, 2005 was not paid and is still outstanding as of November 3, 2005. A late fee of $6,250 is due along with the outstanding balance and interest.

11.	GAIN ON SETTLEMENT OF DEBT

In February 2005, the Company issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004.  These shares had an aggregate fair value of $20,500; as such we recorded the shares at the full market value and a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after the Company made the final $100,000 payment on an unsecured note payable.

12.	EMPLOYEE STOCK OPTIONS

On August 11, 2003, the Board of Directors and stockholders approved the DND Technologies, Inc. 2003 Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, options to purchase up to 5,000,000 shares of its common stock to directors, employees and consultants. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant. The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, $.001 par value, which may be either unissued or treasury shares. The exercise price is no less than 100% of the fair market value of the shares at the date of the grant of the options, as specified by the Board of Directors. Vesting terms of the options range from immediate to four years.

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

A summary of the option activity for the nine months ended September 30, 2005, pursuant to the terms of the DND Technologies, Inc. 2003 Stock Option Plan is as follows:

		Weighted Average
Options outstanding at January 1, 2005	4,234,226	$.06
Granted	635,000	$.06
Exercised	(579,175)	$.06
Cancelled and expired	(179,168)	$.06
Options outstanding at September 30, 2005	4,110,883

3,272,945 options are exercisable at September 30, 2005.

Information regarding stock options outstanding as of September 30, 2005 is as follows:

Price	$.06
Weighted average exercise price	$.06
Weighted average remaining contractual life	8 years 3 months

For purposes of proforma disclosures, the estimated fair value of the options granted in 2003 is amortized to expense over the options' vesting periods. The Company's proforma information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$(1,153,585)	$271,464	$(1,105,767)	$1,327,361
Proforma	$(1,164,840)	$266,125	$(1,139,531)	$1,311,343

Net Income per common stock share:
Basic:
As reported	$(.04)	$.01	$(.04)	$.06
Proforma	$(.04)	$.01	$(.05)	$.06
Diluted:
As reported	N/A	$.01	N/A	$.05
Proforma	N/A	$.01	N/A	$.05

13.	GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,000,000 in the current quarter with sales down approximately 13% from the prior year, has negative working capital of approximately $6,200,000, and is in default on the majority of its term debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plan to eliminate the going concern situation include, but are not limited to the payment of the Lam, Axcelis and Cornell payments via improved cash flow management and cost savings and the creation of additional sales and profits from the sale of its new Axcelis products. The Company is also continuing to work on finalizing the Cornell Standby Equity Distribution Agreement which would allow access to needed capital funds.

14.	SUBSEQUENT EVENTS

The Lam royalty ($56,000) for July, 2005, was paid on October 17, 2005. (See Note 3)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aspect Systems, Inc., a wholly-owned subsidiary of DND Technologies, Inc. is a global provider of specialized equipment, parts and support services to the semiconductor industry. Through licensing agreements negotiated with Lam and Axcelis, ASI has become the original equipment manufacturer of Lam AutoEtch and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of Rainbow and TCP plasma etch systems and the ASI MX and Arista system products. ASI has a website located at www.aspectsys.com.

We have experienced a significant increase in market demand for our subsidiary's products during the past two years, while attempting to recover from the effects of the prior two years, during which the semiconductor industry experienced its worst recession to date, according to industry sources.  The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and managment believes we could have matched these revenues in 2005 if our cash flow difficulties had not limited our ability to produce our products. Nevertheless we expect demand for our products to continue to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future.

As we experience increased system sales, which normally require large up-front payments, we strive to manage our cash flow in order to meet the demands of custom orders, our debt obligations and expense commitments. Our plan of continuously improving our production and reporting systems will aid in this effort. With expanding revenue comes the related problem of attaining sufficient cash flow to purchase the required parts to assemble our systems. Our business periodically faces significant ongoing cash flow issues particularly when we receive substantial orders because of the amount of time between our purchase of parts, assembly and delivery of products and payment for those products. When equipment orders are postponed or payment from customers is delayed, we in-turn are forced to defer repayment of obligations to creditors or service providers and forego additional sales opportunities. Management has entered into a financing arrangement with Cornell Capital to help alleviate these cash flow issues and provide us with the opportunity to accept more orders. Without this additional financing, we believe it will be difficult to further expand our business.

Management's discussion and analysis of financial condition and results of operations are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.    Going Concern

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,000,000 in the current quarter with sales down approximately 13% from the prior year, has negative working capital of approximately $6,200,000, and is in default on its payments on the majority of its term debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to eliminate the going concern situation include, but are not limited to, the payment of the Lam and Axcelis payments via improved cash flow management and cost savings and the creation of additional sales and profits from the sale of its new Axcelis products. The Company is also continuing to work on finalizing the Cornell Standby Equity Distribution Agreement, which would allow access to needed capital.

2.    Inventory

Inventory is valued at the lower of cost or market. Cost includes raw materials, freight, labor and manufacturing overhead. Inventory with no sales or usage within the prior 12 months is considered obsolete. Inventory on hand, in excess of a 12-month supply, is considered excessive and slow-moving. We review our inventory reserves on a quarterly basis and adjust them for the full carrying value of obsolete, excessive and slow-moving inventory.

3.    License Agreements

The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Lam (8 years) and Axcelis Technologies, Inc. ("Axcelis") (7 years).

4.    Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB 104"). Our revenues are recorded under two categories:

Product sales - The Company recognizes revenue from product sales when the goods are shipped and title passes to its customers.

Service income - The Company recognizes revenue from service income when services are performed.

The Three Months Ended September 30, 2005 Compared To The Three Months Ended September 30, 2004.

Selected Financial Information

	Three Months Ended
	09/30/2005	09/30/2004	Increase (Decrease)

Statements of Operations
Total Revenue	$2,474,046	$3,453,416	$(979,370)
Operating Expenses:
Costs of revenues	2,044,447	1,866,856	177,591
Reserve for slow moving and obsolete inventory	127,343	(223)	127,566
Research and development	44,905	32,759	12,146
Sales and marketing, including license fees, royalties and commissions	842,637	715,251	127,386
General and administrative	436,629	484,194	(47,565)
Total Operating Expenses	3,495,961	3,098,837	397,124
Income (Loss) from Operations	(1,021,915)	354,579	(1,376,494)
Other (Expense):
Interest Expense	(131,670)	(83,115)	48,555
Income Before Income Tax Expense	(1,153,585)	271,464	(1,425,049)
Income Tax Expense	0	0	0
Net Income (Loss)	$(1,153,585)	$271,464	$(1,425,049)
Net Income (Loss) Per Share
Basic	(0.04)	0.01	(0.05)
Diluted	N/A	0.01	N/A

Results of Operations

Our revenue decrease of $979,370, or 28%, from $3,453,416 in the three months ended September 30, 2004 to $2,474,046 in the three months ended September 30, 2005, was primarily due to a decrease in system sales of $518,100 and a decrease in parts, assemblies, and consumable sales of $390,870. We delivered five systems in the third quarter of 2005 compared to four systems in the third quarter of 2004. However, due to product mix changes, the average sales price per system in 2005 decreased by approximately $176,000 per system. In 2005 all system sales were from the MX-1 and MX-10 category whereas in 2004 only 50% were from that category. This category typically has lower unit sales prices. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods resulting in a decrease of $390,870 in sales of these items. Our sales break down by segment is as follows:

	September 30, 2005	September 30, 2004	Increase (Decrease)
Systems and chillers	$1,495,749	$2,013,849	$(518,100)
Parts, assemblies and consumables	944,310	1,335,180	(390,870)
Field service and training	33,987	104,387	(70,400)
	$2,474,046	$3,453,416	$(979,370)

Cost of Revenues

Our cost of revenues increased $177,591 or 10%, from $1,866,856 in the third quarter of 2004 to $2,044,447 in the third quarter of 2005. Our cost of revenues as a percentage of revenues for the three months ended September 30, 2005 was 83% as compared to 54% for the three months ended September 30, 2004. This increase in the cost of revenue percentage for the third quarter of 2005 was caused by several unusual circumstances occurring at the same time. The lack of available core parts/assemblies caused us to incur higher than planned manufacturing costs to meet previously quoted sales requirements, applied labor costs remain higher than normal due to training of production personnel on the new MX-1 and MX-10 systems, and we incurred additional costs in obtaining the needed expertise for training and to facilitate the final completion of the required bill of materials and production process notes necessary to fabricate the new systems. Going forward, our management expects this percentage to return to historical levels.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the three months ended September 30, 2005, we recorded a $127,343 increase to the reserve due to an analysis of inventory items. In the three months ended September 30, 2004, we recorded a $223 decrease in our reserve.

Research and Development

Research and development costs increased $12,146 or 37%, from $32,759 in the three months ended September 30, 2004 to $44,905 in the three months ended September 30, 2005. The increase is primarily related to an increase in payroll and employee benefits in the amount of $21,477 offset by a $9,331 decrease in product development costs and miscellaneous research and development costs. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs increased $127,386 or 18%, from $715,251 in the three months ended September 30, 2004 to $842,637 in the three months ended September 30, 2005. This is a result of the 65% increase in expense related to the Axcelis license and associated royalty which increased $196,062, or 65%, from $299,340 in the three months ended September 30, 2004 to $495,402 in the three months ended September 30, 2005. The license and royalty fees increase in direct proportion to the increase in sales of this product category. This increase was partially offset by the decrease in our commission expenses of $48,923 or 37% from $132,541 during the three months ended September 30, 2004 to $83,618 during the three months ended September 30, 2005. This decrease in our commission expense was a direct result of our reduced system sales as mentioned above.

General and Administrative

	Three Months Ended
	09/30/2005	09/30/2004	Increase (Decrease)

General and Administrative
Salaries and wages	$294,039	$239,232	$54,807
Professional fees	37,174	47,857	(10,683)
Occupancy Expense, less amount allocated to Cost of Revenue	54,366	58,745	(4,379)
Depreciation, less amount allocated to Cost of Revenue	28,679	29,381	(702)
Other general and administrative expenses	22,371	108,979	(86,608)
Total General and Administrative	$436,629	$484,194	$(47,565)

Salaries and wages increased $54,807 to $294,039 in the three months ended September 30, 2005 as compared to $239,232 in the three months ended September 30, 2004. This increase was the result of increased headcount (approximately $41,000) and payroll rate increases, which were effective in August 2005 (approximately $14,000).

Professional fees decreased $10,683 or 22%, from $47,857 in the three months ended September 30, 2004 to $37,174 in the three months ended September 30, 2005, primarily due to a decrease in consulting services related to securing financing.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Other general and administrative expenses decreased $86,608 or 79%, from $108,979 in the third quarter of 2004 to $22,371 in the third quarter of 2005. The decreased expenses are the result of our efforts to reduce general and administrative costs in order to conserve cash and are primarily from reductions in office equipment and supplies ($11,800), network maintenance and computer hardware and software ($24,500) and a gain from reversals of accrued accounts payable determined no longer valid ($50,000).

Interest Expense

Interest expense for the third quarter of 2005 has increased by $48,555, to $131,670 from $83,115 in the third quarter of 2004, due to the new loans which are discussed in the second paragraph of the Liquidity and Capital Resources section.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $1,153,585 for the three months ended September 30, 2005, compared to net income of $271,464 for the three months ended September 30, 2004.

The Nine Months Ended September 30, 2005 Compared To The Nine Months Ended September 30, 2004.

Selected Financial Information

	Nine Months Ended
	09/30/2005	09/30/2004	Increase (Decrease)

Statements of Operations
Total Revenue	$9,101,641	$10,481,725	$(1,380,084)
Cost of Revenue:
Costs of revenues	6,396,194	6,323,324	72,870
Reserve for slow moving and obsolete inventory	160,914	(800,891)	961,805
Research and development	111,313	64,602	46,711
Sales and marketing, including licensing fees, royalties and commissions	1,884,004	1,683,111	200,893
General and administrative	1,369,017	1,481,847	(112,830)
Total Operating Expenses	9,921,442	8,751,993	1,169,449
Income (Loss) from Operations	(819,801)	1,729,732	(2,549,533)
Other Income (Expense):
Gain on settlement of debt	17,500	0	(17,500)
Lawsuit settlement	0	(140,000)	(140,000)
Interest Expense	(302,666)	(261,571)	41,095
Income (Loss) Before Income Tax Expense	(1,104,967)	1,328,161	(2,433,128)
Income Tax Expense	800	800	0
Net Income	$(1,105,767)	$1,327,361	$(2,433,128)
Net Income Per Share
Basic	(0.04)	0.06	(0.10)
Diluted	N/A	0.05	N/A

Results of Operations

Our revenue decrease of $1,380,084, or 13%, from $10,481,725 in the nine months ended September 30, 2004 to $9,101,641 in the nine months ended September 30, 2005, was primarily due to a decrease in sales from our parts, assemblies, and consumables category of $819,756 and a decrease in systems/chiller sales of $501,484. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. The systems/chiller category is down due to a change in product mix. Although we sold more systems in 2005, the average sales price per system was down by approximately $93,000 per system. This change in product mix resulted in the MX-1 and MX-10 and Arista systems category (which overall carry lower sales prices) comprising 43% of the total in 2005 versus 21% in 2004. Our sales break down by segment is as follows:

	September 30, 2005	September 30, 2004	Increase (Decrease)
Systems and chillers	$5,320,466	$5,821,950	$(501,484)
Parts, assemblies and consumables	3,642,209	4,461,965	(819,756)
Field service and training	138,966	197,810	(58,844)
	$9,101,641	$10,481,725	$(1,380,084)

Cost of Revenues

Our cost of revenues increased $72,870 or 1%, from $6,323,324 in 2004 to $6,396,194 in 2005. Our cost of revenues as a percentage of revenues for the nine months ended September 30, 2005 was 70% as compared to 60% for the nine months ended September 30, 2004. These increases are the result of increased cost of revenues for the third quarter of 2005 (see Cost of Revenue discussion in the three month comparison period for details). As we continue to take steps to strengthen our sales of systems and chillers, we are also working to cut unnecessary costs and decrease overall cost of sales.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the first nine months of 2005, we recorded a $160,914 increase to the reserve due to an analysis of inventory items. In the nine months ended September 30, 2004, we recorded a $800,891 decrease in our reserve. This was primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement, resulting in a $962,758 decrease in our payable to Lam which was offset by a $161,867 increase to the reserve due to an analysis of all other inventory items.

Research and Development

Research and development costs increased $46,711 or 72%, from $64,602 in the nine months ended September 30, 2004 to $111,313 in the nine months ended September 30, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $29,555 and an increase of $20,110 related to R&D expense on the NCS (Nitrogen Clean System) product line. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs increased $200,893 or 12%, from $1,683,111 in the nine months ended September 30, 2004 to $1,884,004 in the nine months ended September 30, 2005. This is a result of the 50% increase in expense related to the Axcelis license and associated royalty which increased $267,536 from $533,299 in the nine months ended September 30, 2004 to $800,835 in the nine months ended September 30, 2005 as we increased sales of this particular line of products. This increase was partially offset by the decrease in our commission expenses of $53,317 or 16% from $339,842 during the nine months ended September 30, 2004 to $286,525 during the nine months ended September 30, 2005. This decrease in our commission expense was a direct result of our reduced sales as mentioned above.

General and Administrative

	Nine Months Ended
	09/30/2005	09/30/2004	Increase (Decrease)

General and Administrative
Salaries and wages	$833,548	$705,607	$127,941
Professional fees	154,454	231,502	(77,048)
Occupancy Expense, less amount allocated to Cost of Revenue	154,216	166,427	(12,211)
Depreciation, less amount allocated to Cost of Revenue	86,771	86,972	(201)
Other general and administrative expenses	140,028	291,339	(151,311)
Total General and Administrative	$1,369,017	$1,481,847	$(112,830)

General and administrative salaries and wages increased $127,941 or 18% to $833,548 in the nine months ended September 30, 2005 as compared to $705,607 in the nine months ended September 30, 2004. This increase is primarily the result of an increase in general and administrative headcount by four employees.

Professional fees decreased in 2005 in the amount of $77,048 or 33%, from $231,502 in 2004 to $154,454 in 2005, primarily due to a $69,487 decrease in legal expenses from litigation ultimately settled by the Company.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Other general and administrative expenses decreased $151,311 or 52%, from $291,339 in 2004 to $140,028 in 2005. The decreased expenses are primarily attributable to reduced expenses in the following areas: Travel and Entertainment Expense ($8,600), Office Equipment and Supplies ($19,400), Repair and Maintenance ($6,100), Other Employee Benefits ($7,100), Network Maintenance and Computer Hardware and Software ($31,000). In addition, Other Income was up in 2005 due to 401K Plan forfeitures ($10,700), and a gain from reversals of accounts payable determined no longer valid ($50,000).

Lawsuit Settlement

In April 2004, the Company settled litigation with a former employee, which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. This settlement has now been fully paid. (See further discussion below under "Liquidity and Capital Resources.")

Gain on Settlement of Debt

In February 2005, we issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004.  These shares which at that time had an aggregate fair value of $20,500; as such we recorded the shares at the full market value and a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after we made the final $100,000 payment on an unsecured note payable.

Interest Expense

Interest expense for the nine months ended September 30, 2005 ($302,666) has increased over the comparable period of 2004 ($261,571) by $41,095 due primarily to the new loans discussed in the second paragraph of the Liquidity and Capital Resources section.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $1,105,767 for the nine months ended September 30, 2005, compared to net income of $1,327,361 for the nine months ended September 30, 2004.

Capital Resources

	Nine Months Ended
Working Capital	09/30/2005	09/30/2004	Favorable (Unfavorable)

Current Assets	$5,577,070	$5,150,557	$426,513
Current Liabilities	(11,805,645)	(6,693,249)	(5,112,396)
Deficit Working Capital	$(6,228,575)	$(1,542,692)	$(4,685,883)
Long-term Debt	$(12,313)	$(4,416,735)	$4,404,422
Stockholders' (Deficit)	$(3,102,876)	$(2,263,020)	$(839,856)

During the nine months ended September 30, 2005, we were in default of our payment terms on the majority of our term debt. As a result, the approximately $2.7 million of term debt due beyond twelve months was classified as current in the consolidated balance sheet. During September 2004 we were in compliance with the payment terms of the majority of our term debt.

Included in current liabilities is a total of $1,412,055, which is owed to Axcelis for license and royalty fees.  Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 will be due January 1, 2006, and $490,045 will be due March 1, 2006. Also included in current liabilities is a total of $3,748,174 in license and royalty fees owed to Lam. Of this amount, $205,624 was past due as of September 30, 2005, and the remainder are future payments which were classified as current due to these past due payments. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis and Lam that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis or Lam will terminate any of their agreements with the Company.

Statements of Cash Flows Select Information

	Nine Months Ended
	09/30/2005	09/30/2004
Net Cash Provided (Used) By:
Operating Activities	$127,139	$471,139
Investing Activities	(11,242)	(25,123)
Financing Activities	(274,614)	(423,146)

Operating Activities

For the nine months ended September 30, 2005, cash provided by operating activities of $127,139 was primarily attributed to a decrease in accounts receivable in the amount of $1,198,734 as well as $816,209 received as customer deposits. These amounts were offset by our net loss of $1,105,767, our increase in inventories and prepaid expenses and other assets in the amount of $963,654 and $109,209, respectively. We also reduced our accounts payable and accrued expenses by $415,699.

For the nine months ended September 30, 2004, cash provided by operating activities of $471,139 was primarily attributed to income from operations, an increase in accounts payable and accrued expenses of $1,029,481, and an increase in deposits from customers in the amount of $1,093,451. These increases were partially offset by an increase in accounts receivable of $468,432 and an increase in inventories of $3,148,025.

Investing Activities

During the nine months ended September 30, 2005 and 2004, cash was used by investing activities for purchases of equipment in the amounts of $11,242 and $25,123, respectively.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the nine months ended September 30, 2005 used a total of $274,614 as compared to $423,146 in the nine months ended September 30, 2004.

In the nine months ended September 30, 2005, we received $34,750 as the result of the exercise of options as well as $525,000 from the proceeds of new debt issuances, and $125,000 from the proceeds of new debt issuance with a related party. During the nine months ended September 30, 2005, these receipts and proceeds were offset by our repayment of long-term debt in the amount of $959,364.

During the nine months ended September 30, 2004, we used $4,963 to repay our line of credit and $418,183 to repay long-term debt.

Liquidity and Capital Resources

Although sales for the three months ended September 30, 2005 were down from September 30, 2004 by $929,370, and sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were down by $1,380,084, we currently have booked system orders for approximately $3.8 million dollars of system sales that management believes will be shipped and delivered during the remainder of 2005.  If these systems are shipped and delivered during 2005 and our expenses for the remainder of 2005 are comparable to our expenses during 2004, management believes our financial results for 2005 will reflect a slight improvement over our current position, excluding the potential for additional sales being booked this year.  In addition, the increased accounts receivable dollars from the upcoming system sales and potential funding which may be received from the Cornell SEDA (see discussion below in this section), if any, will all help to relieve the strain on our current cash flow.

To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was paid in full in March 2005), additional term loans totaling $525,000, and a $125,000 loan from a related party. Our subsidiary's restructured term loan (the "New Loan") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") had a balance of $823,612 as of September 30, 2005, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45-month period and a balloon payment in February 2006, resulting in payments ranging from $31,819 to $29,632 per month. The New Loan is guaranteed by both the Company and Douglas Dixon, our Chief Executive Officer, and is secured by a first lien on our total assets.

Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased approximately $2.2 million in product under this agreement, and we are required to pay approximately $5.3 million over the term (of which approximately $3.2 million remains to be paid) as a fee for the licensed intellectual property. Monthly payments of the license fee are $56,000 and the final payment is due March 15, 2011.

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

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $2,447,000 remains to be paid in cash. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. We have made no cash payments on the $750,000 license fee and this full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%.

As of November 7, 2005, we were past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled $149,624 on November 7, 2005, and past due payments to Axcelis totaled $855,299 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis and Lam that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis or Lam will terminate any of their agreements with the Company.

On April 30, 2004, a former employee and the Company settled counter-claims against each other arising from the employee's prior association with the Company. We recorded, in 2004, an expense of the entire settlement payable to the employee of $140,000. Payments in the amount of $10,000 per month began September 1, 2004 and continued until October 1, 2005, without interest. This settlement has now been fully paid.

On July 5, 2005, we entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") dated as of June, 17, 2005. Pursuant to the SEDA, once our pending registration statement becomes effective, if at all, we may, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay 96% of the lowest volume weighted average price of the common stock, as quoted by Bloomberg, L.P., on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. The price paid by Cornell for the stock will be determined as of the date of each individual request for an advance under the SEDA. Cornell will also retain 5% of each advance under the SEDA. Cornell's obligation to purchase shares of stock under the SEDA is subject to certain conditions, including us obtaining an effective registration statement for shares of the common stock sold under the SEDA and is limited to $250,000 per five trading days, provided that aggregate advances in any 30-day period shall not exceed $1 million. As part of this agreement, Cornell has received 1,142,858 shares of common stock as a one-time commitment fee and Monitor Capital, Inc. has received 47,620 shares of common stock as a one-time placement agent fee under a Placement Agent Agreement relating to the SEDA, and all of these shares are subject to pending registration.

On July 22, 2005, we entered into a promissory note with Cornell and received $300,000. The loan calls for interest to accrue at 12% with payments in the amount of $20,000 to made weekly beginning October 21, 2005 with the final payment of $34,121 due on January 27, 2006.   Once our pending registration statement is effective, if ever, this note will be partially secured by the escrow of 9,765,625 shares of our common stock.  As of November 7, 2005, we had not made any required payments to Cornell under the promissory note, and as a result were in default under this loan.

On August 25, 2005 we entered into a promissory note with M. Lynn Brewer and received $225,000. The loan accrues interest at 10% and was due October 24, 2005. The note is secured by 3,000,000 shares of our common stock owned by our Chief Executive Officer, Mr. Dixon. As of November 7, 2005, this note had not been repaid and was still outstanding. If the note is not repaid (including payment of a $11,250 late fee) by November 23, 2005, we will be in default and ownership of the 3,000,000 shares securing the note would be transferred from Mr. Dixon to the note holder.

On August 25, 2005 we entered into a promissory note with our Chief Executive Officer, Mr. Dixon, and received $125,000. The loan accrues interest at 10%, was due October 24, 2005 and is secured by a lien on the inventories and accounts receivable of ASI that is subordinate to the lien held by Merrill Lynch. As of November 7, 2005, this note had not been repaid and was still outstanding. If the note is not repaid (including payment of a $6,250 late fee) by November 23, 2005, we will be in default.

Although our current tight cash flow has prevented us from making our required payments on these loans, management is working with Cornell and the two individual lenders to establish alternate payment terms.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of September 30, 2005, we had $157,771 in cash on hand.   Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which often does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result.  Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future.

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

•
We are in default on a majority of our term debt as a result of failure to make certain required payments, including payments to Lam and Axcelis under our license agreements with them. While both Axcelis and Lam have to date been willing to provide us with additional time to make payments, either Lam or Axcelis could terminate our license agreements with them upon notice (ninety days written notice is required from Axcelis, while Lam could terminate immediately following the notice being given). If a notice period is required or voluntarily given, we would have that notice period in which to make the past due payments and avoid termination. Management is exploring payment options, which may include use of proceeds from the Cornell SEDA, funds from operations, or funds from other sources.

•	Our term loan with Merrill Lynch, which is due in March 2006, is secured by a first lien on all of our assets.

•	In the past, our auditors have identified certain weaknesses in our internal control over financial reporting and we have taken and are continuing to take specific steps to address these issues.

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

•
We are subject to the risks associated with the intensely competitive and capital-intensive nature of the semiconductor industry, and we may not be able to compete effectively in markets where our competitors have more resources.

•	We are subject to risks relating to product concentration and lack of product revenue diversification.

•	The semiconductor industry is based on rapidly changing technology, and we rely primarily on our licensors to develop products our customers find satisfactory.

•	We may experience supply shortages, which would adversely affect our ability to meet customer demands.

•	We are exposed to the risks of operating a global business.

•	We are subject to risks relating to lengthy sales cycles, which may require the expenditure of substantial funds and management effort.

•	We are exposed to risks associated with a highly concentrated customer base.

•	We are exposed to risks associated with our acquisition strategy.

•	Our independent accountants have expressed uncertainty about our ability to continue as a going concern.

•	Our ability to raise additional financing, other than the Cornell SEDA, is uncertain.

•	There is a limited market for our common stock.

•	Our common stock is subject to penny stock regulation.

•	We are subject to increasing costs of compliance with the Sarbanes-Oxley Act of 2002 and must maintain high margins to pay for these ongoing expenses required of public companies.

ITEM 3.	CONTROLS AND PROCEDURES

(a)    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)    There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, as disclosed in our Form 10-QSB filed on May 16, 2005 and our Form 10-QSB filed on August 15, 2005, our management received a letter from the Company's independent auditors on May 10, 2005 that identified certain weaknesses in our internal control over financial reporting. Our management is in the process of implementing changes to our internal control over financial reporting to address primarily two issues. Our subsidiary's new Vice President of Operations, hired in July 2005, is exploring ways to improve our inventory accounting software to prevent adjustments to the valuation of items without proper approval or identification that a change has been made and to improve the tracking of our inventory at foreign locations. We are also working to improve our internal control through increased segregation of critical duties among the members of our accounting staff and improved oversight of the financial accounting and reporting process by our principal accounting officer.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

10.20	Promissory Note, dated July 23, 2005, by and between DND Technologies, Inc. and Cornell Capital Partners, LP

10.21	Promissory Note, dated August 24, 2005, by and between DND Technologies, Inc. and Douglas N. Dixon

10.22	Promissory Note, dated August 25, 2005, by and between DND Technologies, Inc. and M. Lynn Brewer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

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

DND TECHNOLOGIES, INC., a Nevada corporation

Date: November 14, 2005	By:	/s/ Douglas N. Dixon

Douglas N. Dixon, Chief Executive Officer

By:	/s/ G. Dennis Key

G. Dennis Key, Chief Financial Officer