Form 10KSB
period 2005-12-31
DND TECHNOLOGIES INC
filed 2006-04-17
CIK 1118344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ___________________.

Commission File No. 333-42936

DND TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)
______________________________________
Nevada	84-1405298
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

375 E. Elliot Rd., Bldg. 6 Chandler, Arizona	85225
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (480) 892-7020

_______________________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes      ☐   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's total revenues for the fiscal year ended December 31, 2005 were $13,753,725.

As of April 13, 2006, there were 26,234,653 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of April 13, 2006, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $193,592.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format:   ☒   Yes      ☐   No
ii

TABLE OF CONTENTS
Page
PART I		1

Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II		9

Item 5.	Market for Common Equity and Related Stockholder Matters	9
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7.	Financial Statements	28
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	28
Item 8A.	Controls and Procedures	28

PART III		29

Item 9.	Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act	28
Item 10.	Executive Compensation	30
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 12.	Certain Relationships and Related Transactions	33
Item 13.	Exhibits, Financial Statements and Reports on Form 8-K	34
Item 14.	Principal Accountant Fees And Services	34

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES		F-1

Report of Independent Auditors		F-1

PART I

Item 1. Business

Unless the context otherwise requires, "DND", "Company", "we", "us" and "our" refer to DND Technologies, Inc., and its subsidiary, Aspect Systems, Inc., combined.

Overview

DND Technologies, Inc., a Nevada corporation, began operations under the name “DND Technologies, Inc.” on August 2, 2002, following the merger of a wholly owned subsidiary of Zurickirch Corp., a Nevada corporation, with Aspect Systems, Inc., an Arizona corporation incorporated in 1990 then named “Aspect Semiquip International, Inc.” (“ASI”). Following the merger, ASI became a wholly owned subsidiary of DND. Zurickirch was incorporated in Nevada on May 9, 1997 as “Weston Caribbean Corp”. On March 9, 2000, its name was changed to “Zurickirch Acquisitions, Inc.” and on April 17, 2000, its name was changed to Zurickirch Corp. Prior to the merger, Zurickirch began initial marketing studies for its planned business, which was to sell specialty health and nutritional products. Zurickirch was unsuccessful in launching this business, and began seeking possible merger candidates by the end of 2001. The purpose of the merger was to allow DND access to the public capital markets and to allow Zurickirch to preserve some shareholder value following the failure of its proposed business.

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

ASI is a global provider of specialized equipment, parts and support services to the semiconductor industry. Through licensing agreements negotiated with Lam Research Corporation ("Lam") and Axcelis Technologies, Inc. ("Axcelis"), ASI has become the original equipment manufacturer ("OEM") of AutoEtch plasma etch systems originally designed by Lam, and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of remanufactured Rainbow and TCP plasma etch systems and the ASI MX and Arista system products.

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

Semiconductor chip manufacturers utilize many different types of process tools in the making of integrated circuits. There are over 300 process steps utilizing over 50 different types of process tools required in the making of a single device like a microprocessor. Semiconductor chip manufacturers seek efficiency improvements through increased throughput, equipment utilization and higher manufacturing yields. Capacity is added by increasing the amount of manufacturing equipment in existing fabrication facilities and by constructing new fabrication facilities. During the period from early 1999 through 2000, semiconductor manufacturers met the increased demand for chips mostly by building new fabrication facilities, and by making additional equipment purchases to expand existing fabrication facilities. The significant number of new and expanded fabrication facilities coupled with the severe downturn in demand for electronic devices from 2001 through most of 2003, had a severe adverse impact on the semiconductor industry and on suppliers to the semiconductor industry. According to Gartner Dataquest, a firm that studies business trends in the chip industry, beginning in late 2003, demand for semiconductor chips began to revive, which led to increases in capital expenditures during 2004 and 2005, and continuing into 2006.

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

Periodically, and historically every seven or eight years, the semiconductor industry adopts a larger silicon wafer size to achieve lower manufacturing costs. Semiconductor manufacturers can produce more chips on a larger wafer, thus reducing the overall manufacturing cost per chip. The majority of wafer fabrication facilities today are using wafers with a diameter of 200 mm (8 inches). New manufacturing equipment is required to handle 300 mm (12 inches) wafers if a facility wants to make the transition to these larger wafers. We currently supply equipment for the 100 mm to 200 mm markets but management intends to offer equipment for processing 300 mm wafers when feasible. The customer base for semiconductor manufacturing equipment is also changing. Given the magnitude of the investment needed to build a new wafer fabrication facility (often referred to as a "fab"), which today exceeds $1 billion and can be as high as $3 billion or more for a new 300 mm fab, contract semiconductor manufacturers, or foundries, have emerged. Foundries provide out-sourced manufacturing of chips for chip designers and device manufacturers who may use foundries for all or part of their chip manufacturing requirements. Foundries, which are predominantly located in Taiwan and Singapore, have become significant purchasers of semiconductor manufacturing equipment. New foundries are being built in China to compete with Taiwan and Singapore as more chip production is being outsourced. China is predicted to be one of the fastest growing regions for semiconductor manufacturing. According to Gartner Dataquest, the high cost of building a new fab has prompted many companies to seek refurbished equipment, which we include in our product offerings, rather than always purchasing new (and significantly more expensive) equipment.

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

Our Market Niche and Growth Strategy

ASI provides new and used equipment, parts and engineering services to the semiconductor industry. The semiconductor industry itself has historically been highly cyclical and capital intensive. Many semiconductor manufacturers are now choosing to meet increased production demands by upgrading, refurbishing or reconfiguring their existing equipment, or by purchasing rebuilt and reconfigured current generation products rather than buying new state-of-the-art equipment, which is substantially more costly, and oftentimes unnecessary to the attainment of their immediate goals. As the cost of new equipment continues to rise, management believes this will cause an increase in the demand for our refurbished equipment and services.

In November 2002, through a licensing agreement with Lam, ASI was granted OEM rights to manufacture and support the Lam AutoEtch and Drytek plasma etch products, adding this new capability to the AutoEtch refurbishing and after market support business upon which ASI had been founded. On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam Research, which, among other things, restructured the terms of the payment for the inventory purchases made as a part of the original agreement. On March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. Whether or not a favorable resolution to the issues related to the AutoEtch/Drytek Agreement is reached, the Company expects to continue independently ordering a variety of Rainbow and TCP parts from Lam.

In December 2003, through a similar and exclusive licensing agreement with Axcelis Technologies, Inc., ASI gained OEM rights to manufacture and support plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten) platforms. ASI is now accepting orders for both new and refurbished ASI MX-1 and ASI MX-10 products manufactured to original manufacturer specifications. On August 2, 2004, the Company entered into an additional agreement with Axcelis Technologies, Inc., acquiring an exclusive license to manufacture, sell and provide services and parts support for the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms.

We intend to continue the expansion of our market share through aggressive promotion of our products and services, and by entering into contracts with other OEMs to acquire manufacturing rights to their legacy products.

Our Products and Product Licensing Agreements

Through licensing agreements negotiated with Lam and Axcelis, ASI has become the original equipment manufacturer of Lam AutoEtch and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms, which collectively accounted for approximately 64% of our revenue in 2005. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems, which accounted for approximately 35% of our revenue in 2005. Engineering and training services are also made available to its international customer base, and accounted for approximately 1% of revenue in 2005.

Our Asset Sale and License Agreement with Lam dated November 8, 2002 (the “Lam Agreement”), granted us a non-exclusive license to several of Lam’s patents and other intellectual property pertaining to Lam's AutoEtch and Drytek etch machines, which enables us to sell, import, repair and distribute products using this licensed intellectual property. In June 2004, we signed an amendment to the Lam Agreement, which, among other things, restructured inventory payment terms, and required us to make a monthly payment of $28,220 until January 1, 2007 and a monthly payment of $9,404 until January 1, 2006 as payment for past purchases under the Lam Agreement. To date, we have purchased approximately $2.2 million of parts under the Lam Agreement. Under the terms of the Agreement, we are also required to pay approximately $5.3 million as a royalty for the licensed intellectual property. The royalty payment is $56,000 per month and the final payment is due March 15, 2011. To date, we have paid $1.7 million of the royalty fee. On March 6, 2006, ASI received a termination notice from Lam. With the termination of the Lam Agreement, our rights to use the licensed intellectual property also terminated, however, management believes that as the term of the patents underlying the licensed intellectual property expired several years ago, the Company no longer needs a license to use this intellectual property. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. Whether or not a favorable resolution of the issues related to the AutoEtch/Drytek Agreement is reached, the Company expects to continue independently ordering a variety of parts from Lam.

We entered the dry strip product market through our License Agreement with Axcelis (the "Axcelis Agreement") in November 2003. This Agreement granted us an exclusive license to certain patents and trade secrets of Axcelis to manufacture, use, sell, maintain and service ASI MX-1 and ASI MX-10 dry strip semiconductor manufacturing equipment. The agreement provides for a one-time license payment of $150,000 plus a quarterly payment equal to 18% of net revenues from the sale of these products by the Company until $2,750,000 (the license fee) has been paid and then payment of a declining royalty (from 10% down to 2%) on related sales over a calendar schedule that ends December 31, 2010. Our total liability on this agreement as of December 31, 2005 is approximately $1.5 million.

On August 2, 2004, the Company entered into an additional agreement with Axcelis, acquiring an exclusive license to certain patents and trade secrets of Axcelis that we use to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm formerly marketed by Matrix Integrated Systems, Inc. under the trade names of “Bobcat” and “Cheetah”. The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a calendar schedule that ends December 31, 2011.  Our total liability on this agreement as of December 31, 2005 is approximately $161,000. The Axcelis Agreements have allowed us to provide additional products to sell, access to a broader area of the market, and was also a significant factor in our revenue performance in 2005. Sales under the Lam Agreement generated only nominal revenue in 2005. These agreements have significantly impacted our liquidity through the required payments, although, in the case of the Axcelis Agreements, required payments are a percentage of sales of licensed products and thus do not impact our liquidity to the extent of the Lam payments.

As part of the chip creation process, a light sensitive, polymer-based liquid, called photoresist, is spread in a uniformly thin film on the wafer in a pattern creating a “stencil” effect. Photostabilization uses ultraviolet light to harden, or cure, the photoresist so that it is more effective in maintaining the desired pattern during the subsequent implant processes and etch steps (in which the top layer of the surface of the wafer not covered by photoresist is removed). After these steps, the photoresist is no longer necessary and must be removed. The primary means of removing photoresist and residue is a process called dry strip or ashing. Our dry strip machines, also called ashers, use microwave and rf energy to turn process gases into plasma, which then acts to clean the surface of the wafer by removing the photoresist and unwanted residue. Our dry strip products, licensed from Axcelis, provide a cost effective alternative to purchasing the latest generation equipment to perform this step in the chip creation process.

In 2002, ASI began manufacturing a proprietary product known as the "Nitrogen Clean System" ("NCS"), which provides superior cleaning of wafer fabrication equipment as compared to existing high efficiency particulate arresting ("HEPA") filtration devices. One of our customers, Texas Instruments, field-tested our NCS against competing models and elected to purchase our NCS. The superior cleaning ability of the NCS reduces contamination of wafers and increases the yield obtained from each wafer. This equipment provides in situ continuous cleaning of the reaction chamber that reduces particulates thereby greatly extending the uptime between required equipment cleaning cycles. The NCS is adaptable to work with etch or chemical vapor deposition equipment producing any wafer size. We sold and installed our first NCS in 2002, and, as of March 29, 2006, we had approximately 15 installed units, Eleven of these were installed at Texas Instruments, one in Micron/Japan and 3 at ST Microelectronics. We recently successfully completed a lengthy qualification trial of our NCS with an overseas customer and have a purchase order for 5 more units. We believe that the NCS provides further diversification of our business, providing a proprietary product to the semiconductor market. Micron has ordered five more units for installation in 2006.

Research and Development Activities

Our R&D expenditures were $166,923 during the 2005 fiscal year, and $96,298 during the 2004 fiscal year. These expenditures were targeted at continued development of our NCS application, and enhancements to our existing products. R&D expenditures increased in 2005 because the Company now employs an additional person performing R&D activities to develop parts for the Company.

The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Historically, we have advanced our technical capability through constant evolutionary improvement of our products, and through the benefits gained from relationships with companies like Lam and Axcelis. The combination of these factors allow us to obtain the benefits of newer technologies without having to invest substantial portions of our revenue into R&D activities. While our relationship with Axcelis is based on our agreements with it, we have historically been able to purchase a variety of parts from Lam that are not covered by our agreements with Lam, and management expects this relationship to continue whether or not the termination of the Lam agreement is resolved favorably.

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

Distribution Methods

We sell new and refurbished equipment and aftermarket support, which includes spare parts sales and technical contract services. In fiscal year 2005, spare parts and technical services accounted for approximately 33% of our total sales. Our revenues in 2005 were derived from sales in both the US and overseas, with overseas sales accounting for approximately 34% of total revenues. In the U.S., we market and sell our products and services directly over the phone, by mail and fax, through in-person sales calls to potential customers, and at trade shows. The number of potential customers is limited, as we only sell to manufacturers of computer chips, and thus we have the resources to handle marketing internally. Our overseas marketing is conducted through marketing representatives in Europe and Asia that stock spare parts, employ technicians, and call on computer chip manufacturers in their area.

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

Suppliers and Customers

Our major supplier in 2005 was Lam, which accounted for approximately 21% of our inventory purchases last year. Management anticipates that we will continue to independently purchase significant quantities of Rainbow and TCP inventory from Lam in 2006. These purchases will not be pursuant to our license agreement with Lam, under which we have not purchased significant quantities of inventory recently, but will be through purchase orders. We have no other significant suppliers, and are generally able to change any of our suppliers without negative material effects to our business. Our customers include many of the world's leading semiconductor manufacturers including Intel, Texas Instruments, ST Micro, Motorola, National Semiconductor, and On-Semi. In 2005, revenue from Taiwan Semiconductor Manufacturing Company and QualCom accounted for 14.7% and 13.5%, respectively, of total revenue. In 2004, no customer accounted for 10% or more of our total revenue.  Although we do not have formal contracts with our customers, all our parts and systems sales are covered by customer purchase orders. A material reduction in orders from several of our larger customers, due to market or business conditions in the semiconductor industry, could adversely affect our results of operations and projected financial conditions. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. During 2001 and 2002, the semiconductor industry experienced a marked decline in demand, but the industry began to increase capital expenditures in 2003 and 2004, a trend that has continued through 2006 as the economy began to improve, although capital expenditures remained lower than levels in the 1990s.

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

Competition

The global semiconductor equipment industry is highly competitive and is characterized by increasingly rapid technological advancements and demanding worldwide service requirements. The Company’s ability to compete depends on its ability to commercialize its technology and continually improve its products, processes and services, as well as its ability to market new products that meet constantly evolving customer requirements. Significant competitive factors for succeeding in the semiconductor manufacturing equipment market include the equipment's technical capability, productivity and cost-effectiveness, overall reliability, ease of use and maintenance, contamination and defect control, and the level of technical service and support provided by the vendor. The importance of each of these factors varies depending on the specific customer's needs and criteria, including considerations such as the customer's process application, product requirements, timing of the purchase and particular circumstances of the purchasing decision. The pace of technological change is rapid, with customers continually moving to smaller critical dimensions, larger wafer sizes, and adopting new materials for use in semiconductor manufacturing. When funds are restricted, many customers will choose to repair existing equipment or to acquire refurbished tool sets, rather than purchasing the latest generation equipment. Sometimes, existing technology can be adapted to the new requirements; however, these requirements sometimes create the need for an entirely new technical approach. The rapid pace of technological change continually creates opportunities for existing competitors and start-ups, and can quickly diminish the value of existing technologies.

Although competition exists for each of the Company’s products, and competitors range from small companies that compete with a single product to companies with a large and diverse line of semiconductor processing products, our management believes that competition from these companies is minimal. For example, two of our competitors are Lam Research Corp. and Axcelis Technologies, Inc., both multi-national companies with significantly greater financial resources, but Lam and Axcelis historically have not been strong competitors with us because of their focus primarily on other markets. Competitors in a given technology tend to have different degrees of market presence in the various regional markets. Management believes that the Company is a strong competitor and that its competitive position is based on the ability of its products and services to continue to address customer requirements on a cost effective basis and provide services in a timely manner.

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

Employees

DND currently has two employees, our CEO and CFO. ASI had approximately 60 full-time employees as of December 31, 2005.

Item 2. Properties

DND, through its subsidiary ASI, currently leases its principal Arizona facility, located at 375 East Elliot Road, Chandler, Arizona 85225. This facility consists of 23,264 square feet of office and warehouse space on a lease from Teachers Insurance and Annuity Corporation, a New York corporation that runs through November 30, 2007. ASI also leases a smaller facility in Richardson, Texas located at 650 International Parkway, Suite 180. The facility consists of 19,855 square feet on a lease from TMT Richardson Business Center, Inc., a Delaware corporation, that runs through November 30, 2008. Rental payments for both facilities for the year ended December 31, 2005 were approximately $414,000. The Company is not affiliated with any of its lessors. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

DND currently has 26,234,653 shares of common stock outstanding.

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

Period	Low	High
Fourth Quarter 2005	$0.04	$0.14
Third Quarter 2005	$0.12	$0.21
Second Quarter 2005	$0.21	$0.40
First Quarter 2005	$0.15	$0.32
Fourth Quarter 2004	$0.13	$0.28
Third Quarter 2004	$0.12	$0.30
Second Quarter 2004	$0.07	$0.20
First Quarter 2004	$0.05	$0.20

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

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on March 29, 2006 was approximately 43.

Dividend Policy

To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings to provide funds for operation and growth of its business.

Disclosure of Equity Compensation Plans

The Company maintains the 2003 Stock Option Plan (the "Option Plan") and the 2005 Stock Option Plan (the “2005 Plan”), pursuant to which it may grant equity awards to eligible persons. The Option Plan and 2005 Plan allow the Board of Directors to grant options to purchase up to 5,000,000 and 3,000,000 shares of common stock, respectively, to employees, officers, directors, consultants and advisors of the Company. As of December 31, 2005, options to purchase 4,869,226 shares had been granted under the Option Plan, 579,175 of these granted options were exercised during 2005, and 374,168 of these granted options were cancelled and expired during 2005. As of December 31, 2005, no options had been granted under the 2005 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	3,915,883	$0.08	3,130,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	3,915,883	$0.08	3,130,000

Recent Sales of Unregistered Securities

None.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aspect Systems, Inc., a wholly-owned subsidiary of DND Technologies, Inc. is a global provider of specialized equipment, parts and support services to the semiconductor industry. Through licensing agreements negotiated with Lam and Axcelis, ASI has become the original equipment manufacturer of AutoEtch equipment originally designed by Lam and plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of remanufactured Rainbow and TCP plasma etch systems and the ASI MX and Arista system products. ASI has a website located at www.aspectsys.com.

We have experienced a significant increase in market demand for our subsidiary's products during the past two years, while attempting to recover from the effects of the prior two years, during which the semiconductor industry experienced its worst recession to date according to industry sources. The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to, increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and management believes we could have matched these revenues in 2005 if our cash flow difficulties had not limited our ability to produce our products. Nevertheless we expect demand for our products to continue to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future.

As we experience increased system sales, which normally require large up-front payments, we strive to manage our cash flow in order to meet the demands of custom orders, our debt obligations and expense commitments. Our plan of continuously improving our production and reporting systems will aid in this effort. With expanding revenue comes the related problem of attaining sufficient cash flow to purchase the required parts to assemble our systems. Our business periodically faces significant ongoing cash flow issues particularly when we receive substantial orders because of the amount of time between our purchase of parts, assembly and delivery of products and payment for those products. When equipment orders are postponed or payment from customers is delayed, we are forced to defer repayment of obligations to creditors or service providers and forego additional sales opportunities. We no longer plan to obtain financing from Cornell Capital as management considered the terms of the financing to be too expensive to justify, particularly with the significant decline in our stock price. We continue to pursue various financing alternatives but have not been successful in obtaining badly needed capital. As a result, our cash flow shortage has caused us to suffer significant shipping delays and loss of revenues from orders we could not fill on a timely basis.

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

1. Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $4,600,000 in the current year with sales down approximately 13% from the prior year, has negative working capital of approximately $6,800,000, and is in default on its payments on the majority of its term debt. In addition, subsequent to year end, the Company received a notice of termination of its license agreement with Lam. The termination of the license agreement is not expected to have a material impact on future sales, however, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Lam, Axcelis, Cornell and Merrill Lynch debt, improved cash flow management, aggressive cost reductions and the creation of additional sales and profits across its product lines. In addition, management believes that it will be able to significantly reduce its payables to Lam based on settlement negotiations, arbitration or mediation, but there is no assurance that this will occur.

2. Inventory

Inventory is valued at the lower of cost or market. Cost includes raw materials, freight, labor and manufacturing overhead. Inventory with no sales or usage within the prior 12 months and inventory on hand, in excess of a 12-month supply, is considered excessive and slow-moving and, accordingly, fully reserved. We review our inventory reserves on a quarterly basis and adjust them for the full carrying value of obsolete, excessive and slow-moving inventory.

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

The Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004.

Selected Financial Information

	Year Ended
	12/31/2005	12/31/2004	Increase (Decrease)

Statements of Operations
Total Revenue	$13,753,725	$15,799,916	$(2,046,191)
Cost of Revenue:
Costs of revenues	10,112,924	10,237,166	(124,242)
Reserve for slow moving and obsolete inventory	258,850	(770,642)	1,029,492
Research and development	166,923	96,298	70,625
Sales and marketing, including licensing fees, royalties and commissions	2,514,769	2,517,649	(2,880)
General and administrative	1,814,614	1,986,934	(172,320)
Impairment of license agreement	2,705,013	0	2,705,013
Loan fee expense	295,094	0	295,094
Lawsuit settlement	0	140,000	(140,000)
Total Operating Expenses	17,868,187	14,207,405	3,660,782
Income (Loss) from Operations	(4,114,462)	1,592,511	(5,706,973)
Other Income (Expense):
Gain on settlement of debt	17,500	0	17,500
Interest Expense	(462,600)	(356,689)	(105,911)
Income (Loss) Before Income Tax Expense	(4,559,562)	1,235,822	(5,795,384)
Income Tax Expense	800	800	0
Net Income	$(4,560,362)	$1,235,022	$(5,795,384)
Net Income Per Share
Basic	(0.18)	0.05	(0.23)
Diluted	(0.18)	0.05	(0.23)

Results of Operations

Our revenue decrease of $2,046,191, or 13%, to $13,753,725 in the year ended December 31, 2005 from $15,799,916 in the year ended December 31, 2004, was primarily due to a decrease in sales from our parts, assemblies, and consumables category of $1,426,918 and a decrease in systems/chiller sales of $601,431. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. The systems category is down due to a change in product mix. Although we sold more systems in 2005, the sales mix by category changed and the average sales price per system was down by approximately $39,000. This change in product mix resulted in the MX-1 and MX-10 and Arista systems category (which overall carry lower sales prices) comprising 48% of the total in 2005 versus 32% in 2004. Our sales break down by segment is as follows:

	December 31, 2005	December 31, 2004	Increase (Decrease)
Systems and chillers	$9,173,146	$9,774,577	$(601,431)
Parts, assemblies and consumables	4,378,446	5,805,364	(1,426,918)
Field service and training	202,133	219,975	(17,842)
	$13,753,725	$15,799,916	$(2,046,191)

Cost of Revenues

Our dollar amount of cost of revenues decreased $124,242 or 1%, to $10,112,924 in 2005 from $10,237,166 in 2004, while our cost of revenues as a percentage of revenues increased 9% to 74% in 2005 from 65% in 2004. During 2005 the lack of available core parts/assemblies caused us to incur higher than planned manufacturing costs to meet previously quoted sales requirements, applied labor costs were higher than normal due to training of production personnel on the new MX-1 and MX-10 systems, and we incurred additional costs in obtaining the needed expertise for training and to facilitate the final completion of the required bill of materials and production process notes necessary to fabricate the new systems, all of which contributed to the higher cost of revenues percentage. As we continue to take steps to strengthen our sales of systems and chillers, we are also working to cut unnecessary costs and decrease overall cost of sales.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the year ended December 31, 2005, we recorded a $258,850 increase to the reserve due to an analysis of inventory items. In the year ended December 31, 2004, we recorded a $770,642 decrease in our reserve. This decrease was primarily as a result of signing an amendment to the November 2002 Lam Asset Purchase and License Agreement, resulting in a $962,758 decrease in our payable to Lam which was offset by a $192,116 increase to the reserve due to an analysis of all other inventory items.

Research and Development

Research and development costs increased $70,625 or 73%, to $166,923 in the year ended December 31, 2005 from $96,298 in the year ended December 31, 2004. The increase is primarily related to increases in payroll and employee benefits in the amount of $65,692 and an increase of $20,110 related to R&D expense on the NCS (Nitrogen Clean System) product line. These increases were offset by a decrease in general product development expenses of $15,177. Although we have added another person to our R&D department to increase development of our own parts, we normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $2,880 to $2,514,769 in the year ended December 31, 2005 from $2,517,649 in the year ended December 31, 2004. This decrease is due to the decrease in our commission expenses of $122,698 or 22% to $436,233 during the year ended December 31, 2005 from $558,930 during the year ended December 31, 2004. This decrease in our commission expense was a direct result of our reduced sales as mentioned above. This decrease was partially offset by the increase in expense related to the Axcelis license and associated royalty which increased $152,723 to $1,024,688 in the year ended December 31, 2005 from $871,965 in the year ended December 31, 2004 as we increased sales of this particular line of products. We also experienced a decrease in payroll and employee benefits in the amount of $32,934 or 6% to $488,409 during the year ended December 31, 2005 from $521,343 during the year ended December 31, 2004 as employee commissions decreased due to lower sales.

General and Administrative

	Year Ended
	12/31/2005	12/31/2004	Increase (Decrease)

General and Administrative
Salaries and wages	$1,093,716	$971,551	$122,165

Professional fees	198,467	284,396	(85,929)
Occupancy Expense, less amount allocated to Cost of Revenue	193,978	220,008	(26,030)
Depreciation, less amount allocated to Cost of Revenue	114,761	116,686	(1,925)
Other general and administrative expenses	213,692	394,293	(180,601)
Total General and Administrative	$1,814,614	$1,986,934	$(172,320)

Salaries and wages increased $122,165 or 13% to $1,093,716 in the year ended December 31, 2005 as compared to $971,551 in the year ended December 31, 2004. This increase is primarily the result of an increase in general and administrative headcount.

Professional fees decreased in 2005 in the amount of $85,929 or 30%, to $198,467 in 2005 from $284,396 in 2004, primarily due to a $70,808 decrease in legal expenses from litigation ultimately settled by the Company.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Other general and administrative expenses decreased $180,601 or 46%, to $213,692 in 2005 from $394,293 in 2004. The decreased expenses are primarily attributable to reduced expenses in the following areas: Travel and Entertainment Expense ($16,400), Office Equipment and Supplies ($26,600), Repair and Maintenance ($6,900), Other Employee Benefits ($24,000), Network Maintenance and Computer Hardware and Software ($13,500). In addition, Other Income was up in 2005 due to 401K Plan forfeitures ($10,700), and a gain from reversals of accounts payable determined no longer valid ($50,000).

Impairment of License Agreement

 In December 2005, we determined our license agreement with Lam Research Corporation (“Lam”) was fully impaired and recognized a $2,705,013 impairment charge. On March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution.

Loan Fees Expense

 We incurred $295,094 in fees associated with obtaining debt. This included 1,190,478 shares of our common stock valued at $250,000 issued in the second quarter of 2005 in connection with a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP. The amount was initially capitalized in our financial statements. During the fourth quarter of 2005, it became apparent that the SEDA agreement was not going to be finalized and, accordingly, we expensed the fee.

Lawsuit Settlement

In April 2004, the Company settled litigation with a former employee, which provided for the payment of $140,000 in installments of $10,000 per month beginning September 2004. This settlement has now been fully paid. (See further discussion below under "Liquidity and Capital Resources.")

Gain on Settlement of Debt

In February 2005, we issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004. During June 2004, the Board of Directors negotiated with a law firm to obtain their acceptance of 100,000 shares as payment in full for this debt. On July 6, 2004, the Board of Directors formalized the resolution to issue these shares which at that time had an aggregate fair value of $20,500; as such we recorded the shares at the full market value and a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after we made the final $100,000 payment on an unsecured note payable.

Interest Expense

Interest expense for the year ended December 31, 2005 ($462,600) has increased over the comparable period of 2004 ($356,689) by $105,911 due primarily to the new loans discussed in the second paragraph of the Liquidity and Capital Resources section.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $4,560,362 for the year ended December 31, 2005, compared to net income of $1,235,022 for the year ended December 31, 2004.

Capital Resources

	Year Ended
Working Capital	12/31/2005	12/31/2004	Favorable (Unfavorable)

Current Assets	$3,736,104	$5,899,359	$(2,163,255)
Current Liabilities	(10,555,434)	(7,718,663)	(2,836,771)
Deficit Working Capital	$(6,819,330)	$(1,819,304)	$(5,000,026)
Long-term Debt	$(26,544)	$(4,082,730)	$4,056,186
Stockholders' (Deficit)	$(6,557,471)	$(2,355,359)	$(4,202,112)

        During the year ended December 31, 2005, we were in default of our payment terms on the majority of our term debt. As a result, the approximately $2.5 million of term debt due beyond twelve months was classified as current in the consolidated balance sheet.

Included in current liabilities is a total of $1,630,552 that is owed to Axcelis for license and royalty fees.  Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 was due January 1, 2006, $490,045 was due March 1, 2006 and $218,497 will be due July 1, 2006. Also included in current liabilities is a total of $3,555,317 in inventory payments and license and royalty fees owed to Lam. Of this amount, approximately $299,000 was past due as of December 31, 2005, and the remainder is future payments which were classified as current due to these past due payments. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. We are also in default on our debt to Merrill Lynch Business Financial Services ($773,696) and Cornell Capital Partners, LP ($300,000) and are negotiating extended payment terms, but there is no assurance these negotiations will be successful.

Statements of Cash Flows Select Information

	Year Ended
	12/31/2005	12/31/2004
Net Cash Provided (Used) By:
Operating Activities	$(172,764)	$917,085
Investing Activities	(21,242)	(58,552)
Financing Activities	269,816	(699,846)

Operating Activities

For the year ended December 31, 2005, cash used by operating activities of $172,764 was primarily attributed to a decrease in accounts receivable in the amount of $1,003,608 as well as a $892,623 decrease in inventories. These amounts were offset by our net loss of $4,560,362, our decrease in customer deposits, prepaid expenses and other assets in the amount of $670,147 and $44,252, respectively, and a reduction in our accounts payable and accrued expenses of $742,945. During the year ended December 31, 2005 our non-cash reconciling items included our issuance of common stock in payment of $250,000 of loan fees, an increase in our provision for slow moving and obsolete inventories by $258,850 and depreciation and amortization expense of $172,409 and 553,062, respectively, and the impairment of our license agreement with Lam in the amount of $2,705,013.

For the year ended December 31, 2004, cash provided by operating activities of $917,085 was primarily attributed to income from operations of $1,235,022, an increase in accounts payable and accrued expenses of $1,965,824, and an increase in deposits from customers in the amount of $897,919, which also relate to our increase in overall activity. These increases were partially offset by an increase in accounts receivable of $1,393,468 due to a significant increase in fourth quarter revenues, and an increase in inventories of $3,047,830. The increase in inventories relates to our increased production relating to increased sales and backlog during the year.

Investing Activities

During the year ended December 31, 2005 and 2004, cash was used by investing activities for purchases of equipment in the amounts of $21,242 and $58,552, respectively.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the year ended December 31, 2005 provided $269,816 in cash flows as compared to a use of $699,846 in the year ended December 31, 2004.

In the year ended December 31, 2005, we received $34,750 as the result of the exercise of options as well as $525,000 from the proceeds of new debt issuances, and $125,000 from the proceeds of new debt issuance with a related party. During the year ended December 31, 2005, these receipts and proceeds were offset by our repayment of long-term debt in the amount of $393,684 and our repayment of debt to a related party in the amount of $21,250.

During the year ended December 31, 2004, we received $42,156 net proceeds from the issuance of long-term debt and we used $742,002 to repay long-term debt.

Liquidity and Capital Resources

Although sales for the year ended December 31, 2005 were down from December 31, 2004 by $2,046,191, our sales backlog at year end was approximately $3.4 million dollars.

To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was paid in full in March 2005), additional term loans totaling $525,000 (of which $225,000 was paid in January 2006), and a $125,000 loan from a related party (of which $42,500 has been repaid). Our subsidiary's restructured term loan (the "New Loan") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") had a balance of $773,696 as of December 31, 2005, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45-month period and a balloon payment in February 2006. The New Loan is guaranteed by both the Company and Douglas Dixon, our Chief Executive Officer, and is secured by a first lien on our total assets. We are in default on our debt to Merrill Lynch ($773,696) and are negotiating extended payment terms.

Our Asset Sale and License Agreement with Lam, dated November 8, 2002, granted us a non-exclusive license to several of Lam's patents and other intellectual property, which enables us to sell, import, repair and distribute products using this licensed intellectual property. To date, we have purchased approximately $2.2 million in product under this agreement, and we are required to pay approximately $5.3 million over the term (of which approximately $3.1 million remains to be paid) as a fee for the licensed intellectual property. Monthly payments of the license fee are $56,000 and the final payment is due March 15, 2011.

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

       In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $1,248,000 has been expensed and $944,831 of the expensed amount remains to be paid.. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. Of the $750,000 license fee, approximately $103,000 has been expensed and the full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%.

As of March 23, 2006, we continued to remain past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled approximately $299,000 as of December 31, 2005, and past due payments to Axcelis totaled $855,299 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. Management believes that Lam is in breach of this agreement, and as a result is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.7 million due under the agreement, our liquidity would improve significantly. However, there is no assurance that we will be successful in obtaining agreement from Lam to make this write-off and the Company could incur substantial expenses to arbitrate its ongoing dispute with Lam's breach of performance under the agreement.

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

On July 5, 2005, we entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") dated as of June 17, 2005. As of the date of this filing, the SEDA had been terminated as management considered the terms of the financing to be too expensive to justify, particularly with the significant decline in our stock price. Pursuant to the SEDA, if it had not been terminated we would have been able to periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. As part of this agreement, Cornell has received 1,142,858 shares of common stock as a one-time commitment fee and Monitor Capital, Inc. has received 47,620 shares of common stock as a one-time placement agent fee under a Placement Agent Agreement relating to the SEDA, and all of these shares were retained by Cornell and Monitor following termination.

On July 22, 2005, we entered into a promissory note with Cornell for $300,000. The loan calls for interest to accrue at 12% with payments in the amount of $20,000 to be made weekly beginning October 21, 2005 with the final payment of $34,121 due on January 27, 2006. Once our pending registration statement is effective, if ever, this note will be partially secured by the escrow of 9,765,625 shares of our common stock. As of March 23, 2006, we had not made any required payments to Cornell under the promissory note, and as a result were in default under this loan.

On August 24, 2005 we entered into a promissory note with our Chief Executive Officer, Mr. Dixon, and received $125,000. The loan has an interest fee of $12,500, was due October 24, 2005 and is secured by a lien on the inventories and accounts receivable of ASI that is subordinate to the lien held by Merrill Lynch. As of February 28, 2006, $42,500 has been repaid and the Company is in default on the balance.

On August 25, 2005 we entered into a promissory note with M. Lynn Brewer and received $225,000. The loan has an interest fee of $22,500 and was due October 24, 2005. The note is secured by 3,000,000 shares of our common stock owned by our Chief Executive Officer, Mr. Dixon. This note was repaid in January 2006.

Although our current tight cash flow has prevented us from making our required payments on the majority of our term debt, management is working with the lenders to establish alternate payment terms.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of December 31, 2005, we had $392,298 in cash on hand.   Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result. Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future.

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

We Have Received a Termination Notice from Lam

As of March 23, 2006, we were past due on certain payments to Lam under our license agreement with them. Past due payments to Lam totaled $299,068 as of December 31, 2005. On March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. Given Lam's material defaults under the agreement, including, among other things, the provision of obsolete inventory to the Company, management believes that the Company has viable legal claims against Lam and intends to pursue litigation as an option if the current discussions do not result in a favorable resolution of this issue. If the Company is able to write off all or a significant portion of the amounts that were owed to Lam under the agreement through a favorable settlement or through legal action, management expects that, overall, the termination of the Lam Agreement will have a favorable financial impact on our business going forward by improving our liquidity. However, the Company may incur substantial legal fees and costs in its ongoing dispute with Lam which may ultimately never be recovered.

We Are Past Due On Certain Payments To Axcelis For License And Royalty Fees

We are past due on certain payments to Axcelis for license and royalty fees as of the date of this filing. While management believes the license is beneficial to both parties and Axcelis has to date been willing to provide us with additional time to make these payments, Axcelis could terminate our license agreements with it upon ninety days written notice, although we would have the ninety day notice period in which to make the past due payments and avoid termination. Management is exploring payment options, but it is unlikely it could become current on its obligations to Axcelis within a 90 day period.

We are Past Due On Our Term Loan With Merrill Lynch, Which Is Secured By A First Lien On All Of Our Assets

We have a term loan, with a principal balance of approximately $774,000 at December 31, 2005, with Merrill Lynch Business Financial Services, Inc. that is secured by a first lien on our total assets, which were equal to approximately $4,025,000 at December 31, 2005. While the principal is amortized over a 45 month term, given the shorter 17 month term of the loan, this term loan required a substantial balloon payment upon maturity in March 2006. This balloon payment was not made and Merrill Lynch could foreclose on certain of our assets making it difficult to continue our operations without restructuring our business. Management believes it is more likely that repayment terms will be renegotiated than foreclosure on assets which may be difficult to liquidate in a timely manner.

If We Fail To Maintain An Effective System Of Internal Controls, We May Not Be Able To Accurately Report Our Financial Results Or Prevent Fraud

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. By letter dated May 10, 2005, our external auditors brought to our attention a need to increase segregation of critical accounting duties, improve oversight of the financial accounting and reporting process by our principal accounting officer, establish a documented system of internal controls and ensure consistency in the application of standard costs. Since May 2005, we have begun taking action to remediate and improve our internal controls. We believe that these efforts will strengthen our internal controls and address the concerns of our auditors. However, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Future Sales By Cornell Capital Partners And Its Affiliates May Adversely Affect Our Stock Price

Sales of the 1,190,478 shares of our common stock held by Cornell Capital Partners and its affiliates in the public market will be possible under Rule 144 in June 2006, and any such sales could lower the market price of our common stock. Sales may also make it more difficult for use to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

Cyclical Downturns Are Prevalent In The Semiconductor Industry And May Adversely Affect Our Future Sales And Operating Results

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including the etch and strip equipment that we market. However, during downturns, our replacement parts are generally in higher demand, due to the cost effectiveness of repairing existing equipment instead of buying new equipment.

During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times reached higher-than-necessary levels relative to the current levels of production demand. During periods of rapid growth, we must be able to acquire and develop sufficient capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. We cannot give assurances that our future sales will not decline if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

The Semiconductor Industry Is Intensely Competitive And Capital-Intensive And We May Not Be Able To Compete Effectively In Markets Where Our Competitors Have More Resources

We face substantial competition in the industry, both from potential new entrants into the market and established competitors. Some of these companies may have greater financial, marketing, technical or other resources than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. Remaining competitive in the market depends in part upon our ability to offer desired systems and services~~,~~ at competitive prices on a timely basis.

      Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected another vendor's capital equipment, the manufacturer is generally reliant upon that equipment vendor for the specific production line application in question. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time when that customer has selected a system from a manufacturer we do not have a relationship with. In addition, sales of our systems depend in significant part upon a prospective customer's decision to increase manufacturing capacity, which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems may have a lengthy sales cycle, during which we may expend substantial funds and management effort.

The Semiconductor Industry Is Based On Rapidly Changing Technology, And We Rely Primarily On Our Licensors To Develop Products Our Customers Find Satisfactory

We rely heavily on the development of new and improved products by companies such as Lam and Axcelis from which we obtain systems and parts, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. In addition, we engage in development and improvement of the products we manufacture. As is typical in the semiconductor capital equipment market, we have experienced delays from time to time in the introduction of and certain technical difficulties with certain of our products and product enhancements.

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

We Are Subject To Risks Relating To Product Concentration And Lack Of Product Revenue Diversification Which May Adversely Affect Our Business And Operating Results

We derive a substantial percentage of our revenues (approximately 67% in 2005) from our etch and strip products, which consist of approximately 20 different models, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Because of this product concentration, a decline in demand for even a limited number of our products that is not offset by increasing demand for other products or our inability to rely on revenues derived from unrelated operations would likely result in a decline in our revenues and operating results. Even though we did not derive a material amount of revenue from our agreement with Lam, the termination of our agreement with Lam could result in the entry of Lam-approved competitors into a market historically serviced primarily by us. In 2005, Lam entered into the refurbishment market for Rainbow and TCP products and now competes directly with us in selling these products.

We May Experience Supply Shortages Which Would Adversely Affect Our Ability To Meet Customer Demands

We use numerous suppliers to obtain parts, components, sub-assemblies and final products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts (including proprietary software for our etch products that is only available from Lam and certain robots that are available only from a limited number of suppliers) may only be obtained from a single or limited source. Certain suppliers, from which we obtain parts that are available from other sources, are thinly capitalized, independent companies that generate significant portions of their business from us and a small group of other companies in the semiconductor industry. We seek to reduce our dependence on the limited group of sources. However, disruption or termination of certain of those suppliers could occur and certain of our competitors~~,~~ have experienced supply shortages in the past. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations because of an inability to meet customer demands on time.

We Are Subject To Risks Relating To Lengthy Sales Cycles, Which May Require The Expenditure Of Substantial Funds and Management Effort

Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected another vendor’s capital equipment, the manufacturer is generally reliant upon that equipment vendor for the specific production line application in question. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time when that customer has selected a system from a manufacturer with whom we do not have a relationship. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase manufacturing capacity which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems may have a lengthy sales cycle, during which we may expend substantial funds and management effort.

We Are Exposed To The Risks Of Operating A Global Business; As A Result, Our Business May Be Adversely Affected By Global Political And Economic Instability

In 2005, approximately 34% of our revenues resulted from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Managing our global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays, and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which we believe represents a large potential market for semiconductor equipment and where we anticipate opportunity for growth. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) the sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations, such as Asia, may also affect our business, financial condition and results of operations.

We Are Exposed To Risks As A Result Of Ongoing Changes In The Semiconductor Industry Which May Adversely Affect Our Ability To Operate Successfully

Ongoing changes in the semiconductor industry, including more complex technology requirements, the growth in Asia, increasing pressure on semiconductor manufacturers to allocate resources to activities that enhance their competitive advantage, the increasing significance of consumer electronics as a driver for demand for semiconductors and the related focus on lower costs, have in~~-~~ turn resulted in the increasing importance of spare parts and service as a growing percentage of semiconductor equipment suppliers’ business. These changes are also requiring semiconductor manufacturing equipment suppliers to provide increasing levels of process integration support. If we do not successfully manage the risks resulting from these changes in the semiconductor industry, our revenues could decline and our business, financial condition and results of operations could be materially and adversely affected.

We Operate In An Industry With A Highly Concentrated Customer Base And Therefore The Loss Of Several Customers May Cause A Significant Decline In Revenues

The semiconductor industry has a highly concentrated customer base. There are only about 200 semiconductor device manufacturers in the industry, and only about 15% of those manufacturers will be purchasing equipment at any given time. In 2005, two customers each accounted for 10% or more of our total revenue, and historically orders from a relatively limited number of semiconductor manufacturers have accounted for, and in future periods likely will account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. If current customers delay, cancel or do not place orders, we may not be able to replace these orders with new orders due to the limited number of customers available in the industry. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on our working capital, cash flow and ultimately revenues and profitability.

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

Our ability to continue as a going concern is an issue raised as a result of the Company’s $4.5 million operating loss in the year ended December 31, 2005, its negative working capital, and its default on payments on the majority of its term debt. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to negotiate extended payment terms for our term debt, generate a profit, and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Ability To Raise Additional Financing Is Uncertain Which May Adversely Impact Our Ability To Continue And Expand Business Operations

We currently anticipate that our available cash resources combined with our anticipated revenues will meet any working capital needs through the quarter ended December 31, 2006. However, we face repayment obligations of approximately $6.8 million during 2006. Our projected revenues will not permit us to repay our obligations. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders’ Ability To Sell Shares Of Our Common Stock

Currently, only a limited trading market exists for DND common stock. Our common stock trades on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “DNDT.OB.” The Over-the-Counter (“OTC”) Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact our shareholders’ ability to sell shares of our common stock.

We Are Subject To Price Volatility Due To Our Operations Materially Fluctuating; As A Result, Any Quarter-To-Quarter Comparisons In Our Financial Statements May Not Be Meaningful

As a result of the evolving nature of the markets, consisting of sales of our products and services to semiconductor manufacturers in the U.S., Europe and Asia, in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors as described in this “Risk Factors” section, many of which are outside our control.

We Could Fail To Attract or Retain Key Personnel And Will Be Harmed If Any Or All Of Them Leave

Our success largely depends on the efforts and abilities of key executives and consultants, particularly Mr. Douglas Dixon, our Chief Executive Officer, and Mr. Dennis Key, our Chief Financial Officer and Chief Executive Officer of ASI. The loss of the services of Mr. Dixon and Mr. Key could materially harm our business because of their relationships within the semiconductor industry and in particular with Lam (where Mr. Dixon and Mr. Key were previously employed) and because of the cost and time necessary to locate and train a replacement who may not be able to continue these relationships within the semiconductor industry. Such a loss would also divert management attention away from operational issues. Our CEO, Douglas Dixon, is gradually decreasing his involvement with the Company in anticipation of retirement. We anticipate that Mr. Dixon's relationships within the semiconductor industry will be continued by Mr. Key.

Environmental, Health And Safety Laws May Restrict Our Operations

We are subject to local laws and regulations in various regions in which we operate, including the European Union ("EU"). In particular, two current EU directives may have a material impact on our business. The first is the Restriction of Certain Hazardous Substances Directive ("RoHS"), which restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish a detailed list of all chemical substances in our products. We are starting to see requests from our customers, including some of our major customers, for RoHS-compliant products. We are in the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers.

The second directive is the Waste Electrical and Electronic Equipment Directive ("WEEE"), which was effective August 13, 2005 in certain jurisdictions and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products' useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by or such as to require to our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

*     For RoHS

*     We may be unable to procure appropriate RoHS-compliant material in sufficient quantity and quality and/or may be unable to incorporate it into our manufacturing processes without compromising quality and/or impacting our cost structure;

*     We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales;

*     We may face additional excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for which there is reduced demand and that we may need to write down.

*     For WEEE

*     We may be determined by applicable national regulatory agencies which implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

*     Our customers may refuse to agree to contractual language which allocates and assigns WEEE responsibility, or demand that we undertake WEEE responsibilities independent of regulatory interpretation.

We are unable to estimate at this time the cost of compliance, if any, with either EU directive. Compliance and non-compliance with these laws may have a material adverse impact on our net sales and operating results.

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

(b)  There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, as disclosed in our Form 10-QSB filed on November 14, 2005, our management received a letter from the Company's independent auditors on May 10, 2005 that identified certain weaknesses in our internal control over financial reporting. Our management is in the process of implementing changes to our internal control over financial reporting to address primarily two issues. Our subsidiary's new Vice President of Operations, hired in July 2005, is exploring ways to improve our inventory accounting software to prevent adjustments to the valuation of items without proper approval or identification that a change has been made and to improve the tracking of our inventory at foreign locations. We are also working to improve our internal control through increased segregation of critical duties among the members of our accounting staff and improved oversight of the financial accounting and reporting process by our principal accounting officer.

PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. Our Board of Directors appoints our officers, and their terms of office are at the discretion of the Board of Directors, except to the extent governed by an employment contract. There is no family relationship between any of our executive officers and Directors.

As of April 13, 2006, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name	Age	Position	Tenure
Douglas N. Dixon	63	CEO, President, and Chairman	Since August 2002.
G. Dennis Key*	63	CFO, Secretary and Director	Since August 2003.
Lowell W. Giffhorn*	59	Director, Chair of Audit Committee	Since August 2002.
Ronny Baker	60	Controller	Since August 2002.

* Directors currently serving as members of the Company's Audit Committee.

       Douglas N. Dixon has been the CEO/President and Chairman of DND since the Company’s formation, and was a co-founder of ASI. Mr. Dixon's experience in the semiconductor capital equipment industry goes back to 1966 when he started with Fairchild Semiconductor. Later, Mr. Dixon was employee number 25 at Applied Materials (today AMAT is the largest supplier of "chip-gear" in the world) and went on to be a co-founder of Gemini Research, a chip-gear firm that was acquired by Lam Research in 1988. Mr. Dixon stayed on with Lam for two years in sales management before leaving in 1990 to co-found ASI. Mr. Dixon is a US Navy Veteran having served with a flight squadron on the aircraft carrier USS Hancock while stationed near Asia in the 1960s.

G. Dennis Key is the CFO of DND, and the President/CFO/CEO of ASI. Prior to January 1, 2004, Mr. Key served as the President of the Texas Division of Aspect Semiquip International, and then since July of 2003, as President of Aspect Systems, Inc. He served as the Vice President, Worldwide Sales and Field Operations for Lam Research, Inc. from 1992 to 1996. Mr. Key was also previously employed as Vice-President, Sales and Marketing of Varian Corporation 1997 to 1998, and in a consulting role as Vice-President, Business Development for GlobiTech, Inc. from 2000-2002. Mr. Key began serving as a director of DND in August of 2003, began serving as Secretary of DND in January of 2004 and began serving as DND’s CFO in November of 2003.

Lowell W. Giffhorn since October 2005, Mr. Giffhorn has served as the Chief Financial Officer and since December 2005, as a member of the Board of Directors of Omni USA, Inc., a publicly held developer and marketer of computational analytical software products for the laboratory testing industry. Since July 2005, Mr. Giffhorn also serves as the Chief Financial Officer of Imagenetix, Inc., a publicly held nutritional supplement company. Mr. Giffhorn was the Chief Financial Officer from May 1997 to June 2005 and has been a member of the Board of Directors since August 1999 for Patriot Scientific Corp., a publicly held microprocessor and intellectual property company. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek, Inc., a publicly traded supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969.

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

Committees of the Board of Directors

Our Board has a standing Audit Committee and previously had a standing Compensation Committee. The entire Board now serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company's financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company's independent auditors. The Audit Committee, which met four times during 2005, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2005, the Audit Committee consisted of Mr. Giffhorn (Chairman) and Mr. Key.

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

Code of Ethics

DND has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2005, all Reporting Persons complied with all applicable filing requirements.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2003, 2004, and 2005. No executive officers of the Company or its subsidiary, other than those included below, received compensation in excess of $100,000 during the fiscal year ended December 31, 2005. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation			All Other Compensation ($)
				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)

Douglas N. Dixon (CEO) (1)	2003	120,000	0	0	375,000	0	11,501(2)
	2004	150,000	24,068	0	0	0	14,165 (4)
	2005	150,000	0	0	0	0	15,745 (6)

G. Dennis Key (CFO; CEO and CFO of ASI)	2003	141,000	0	0	1,050,000	0	10,224(3)
	2004	150,000	37,500	0	0	0	14,165 (5)
	2005	150,000	0	0	0	0	15,745 (7)

(1) Effective January 1, 2004, Mr. Dixon resigned as CEO of Aspect Systems, Inc, the Company's subsidiary. He remains CEO of the Company.
(2) Represents $4,901 for insurance premiums and $6,600 for automobile allowance.
(3) Represents $4,224 for insurance premiums and $6,000 for automobile allowance.
(4) Represents $7,565 for insurance premiums and $6,600 for automobile allowance.
(5) Represents $7,565 for insurance premiums and $6,600 for automobile allowance.
(6) Represents $9,145 for insurance premiums and $6,600 for automobile allowance.
(7) Represents $9,145 for insurance premiums and $6,600 for automobile allowance.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth the number of shares covered by unexercised stock options and warrants held by the Named Officers as of December 31, 2005, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option or warrant and the market price of the shares subject to such option or warrant as of December 31, 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas N. Dixon	0	—	375,000	—	n/a	n/a
G. Dennis Key	0	—	1,050,000	—	n/a	n/a

(1)Value is based on average bid price as reflected on the OTCBB on December 30, 2005, which may not represent actual transactions, less the exercise price. As the exercise price of Mr. Dixon and Mr. Key’s options was in excess of the market price on December 31, 2005, none of the listed options were in-the-money.

Employment Agreements and Termination of Employment

DND has not entered into an employment agreement with its CEO, Douglas Dixon, dated June 1, 2001, and an employment agreement with its CFO, G. Dennis Key, dated July 1, 2003. The agreement with Mr. Dixon terminated on December 31, 2005. Under the agreement, Mr. Dixon received an annual base salary of $150,000, and received certain benefits and bonuses as described in the agreement. The agreement with Mr. Key provides for Mr. Key's employment as President and CEO of ASI, and also provides for Mr. Key's appointment to the Board of Directors of both the Company and ASI. This agreement is terminable by Mr. Key with cause only upon 30 days written notice, and by the Company with cause only upon 14 days written notice. Under the agreement, Mr. Key receives an annual base salary equal to $150,000, and receives certain benefits and bonuses as described in the agreement.

Mr. Dixon has a separation agreement, under which Mr. Dixon received a continued salary at the amount Mr. Key is paid, a car allowance, health insurance, life insurance and disability insurance through December 31, 2005. This agreement was triggered when Mr. Key became the President and CEO of ASI. Pursuant to a separate agreement, Mr. Key has an option to acquire 4,933,333 out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share. On September 1, 2005, ASI entered into a consulting agreement with Mr. Dixon that terminates on November 30, 2006. The consulting services being provided include various sales and marketing services valued at $24,100.
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 13, 2006, there were 26,234,653 common shares outstanding. The following tabulates holdings of shares of DND by each person who, subject to the above, as of April 13, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of DND individually and as a group.

SHARE OWNERSHIP AS OF APRIL 13, 2006
Name and Address of Beneficial Owner(1)	Amount of Common Shares Owned		Options Exercisable Within 60 Days of April 13, 2006		Total Shares Beneficially Owned	Percent of Common Shares Owned(2)

Douglas Dixon, Chairman of the Board, Chief Executive Officer and President	14,175,000		375,000		14,550,000	60.5%

G. Dennis Key, Chief Financial Officer and Director	1,100,000		5,983,333	(3)	7,083,333	22.0%

Lowell Giffhorn, Director	150,000		100,000		250,000	1%

Ronny Baker, Controller	10,000		100,000		110,000	*

Scott Magoon 5709 Charleston Dr Frisco, TX 75035	2,000,000	(4)	-0-		2,000,000	7.6%

All Officers and Directors as a group (4 persons)	15,435,000		1,625,000		17,060,000	60.9%

* Less than one percent of the outstanding Common Stock.

(1)  Except as otherwise noted, the address for each of these individuals is c/o DND Technologies, Inc., 375 E. Elliot Road, Bldg. 6, Chandler, Arizona 85225.
(2) Percentage ownership is based on 26,234,653 shares of Common Stock outstanding on April 13, 2006. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after April 13, 2006 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.
(3) In addition to options to purchase 1,050,000 shares granted to him under the 2003 Option Plan, Mr. Key has an immediately exercisable option to acquire 4,933,333 shares out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share. These 4,933,333 shares are included in both Mr. Dixon’s and Mr. Key’s number and percent of common stock beneficiary owned, but are only included once in the calculation of common stock beneficially owned by all officers and directors as a group.
(4) Out of these 1,765,000 were issued to Mr. Magoon, and 400,000 were issued to Scott Magoon Escrow Account.

Item 12. Certain Relationships and Related Transactions

On December 31, 1997 and March 6, 1998, the Company borrowed a total of $120,000 from Douglas Dixon through two promissory notes. These notes are unsecured and were due on December 31, 1998. The notes have not been repaid and are accruing interest at 7%, compounded daily, with accrued interest totaling approximately $56,000 at December 31, 2005. The notes are payable on demand, and, while it is unlikely that Mr. Dixon will require payment in the foreseeable future, if he were to do so, the Company may have difficulty repaying the notes immediately.

On August 24, 2005, DND borrowed $125,000 from Douglas Dixon through a promissory note. This note is also unsecured and was due on October 24, 2005. The note accrues interest of $12,500 at maturity. The proceeds of this note were used to purchase parts that were necessary to complete system builds. During the past two years, no other amounts have been loaned to DND by related parties.

Item13.  Exhibits, Financial Statements and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Page Number

	1.	Financial Statements:

		Report of Independent Auditors	F-1

		Consolidated Balance Sheets at December 31, 2005	F-2

		Consolidated Statements of Operations for each of the two years ended December 31, 2005	F-3 — F-4

		Consolidated Statements of Stockholders' Deficit for each of the two years ended December 31, 2005	F-5

		Consolidated Statements of Cash Flows for each of the two years ended December 31, 2005	F-6—F-7

		Notes to Consolidated Financial Statements	F-8

Exhibits included or incorporated herein: See Exhibit Index.

(b)	Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees And Services

The following table presents fees for professional services rendered by Farber Hass Hurley & McEwen LLP for the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2005, and fees billed for other services rendered by Farber Hass Hurley & McEwen LLP:

	2004	2005
Audit Fees	$75,667	$83,282
Audit related fees	$-0-	$2,245
Tax Fees	$-0-	$-0-
All other fees	$-0-	$-0-
Total Fees	$75,667	$85,527

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas N. Dixon Douglas N. Dixon	Chief Executive Officer and Director	April 17, 2006

/s/ G. Dennis Key G. Dennis Key	Chief Financial Officer and Director	April 17, 2006

/s/ Lowell W. Giffhorn Lowell W. Giffhorn	Director	April 17, 2006

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated May 15, 2002, between ASI, Zurickirch Corp. and John Chris Kirch	Incorporated by reference, filed with the Company’s Current Report on Form 8-K/A on September 27, 2002

2.2	First Amendment to Agreement and Plan of Reorganization, dated August, 2, 2002	Incorporated by reference, filed with the Company’s Current Report on Form 8-K/A on September 27, 2002

3.1	Restated Articles of Incorporation	Incorporated by reference, filed with the Company’s Form 8-A on January 23, 2006

3.2	Restated Bylaws	Incorporated by reference, filed with the Company’s Form SB-2 on August 3, 2000

4.1	2003 Stock Option Plan	Incorporated by reference, filed with the Company’s Form S- 8 on August 21, 2003

4.2	2005 Stock Option Plan	Incorporated by reference, filed with the Company's Form S-8 on July 1, 2005

10.1	Asset Sale and License Agreement, dated November 8, 2002, between Lam Research Corporation and Aspect Systems, Inc.	Incorporated by reference, filed with the Company’s Form 10-KSB on April 15, 2003

10.2	Employment Agreement, dated June 1, 2001, between Aspect SemiQuip International, Inc. and Douglas Dixon	Incorporated by reference, filed with the Company’s Form 10-KSB on January 27, 2004

10.5	Employment Agreement, dated July 1, 2003, between Aspect Systems, Inc. and G. Dennis Key	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

10.6	License Agreement, dated November 3, 2003, between Axcelis Technologies, Inc. and Aspect Systems, Inc.	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

10.7	First Amendment to Lease, dated March 10, 2000, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

10.8	Second Amendment to Lease, dated February 23, 2004, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

Exhibit No.	Description	Location

10.9	Agreement on Outstanding Aspect Payables, dated June 25, 2004, between Aspect Systems, Inc. and Lam Research Corporation	Incorporated by reference, filed with the Company’s Form Current Report on 8-K on August 17, 2004

10.10	License Agreement, dated August 2, 2004, between Aspect Systems, Inc. and Axcelis Technologies, Inc.	Incorporated by reference, filed with the Company’s Form 10-QSB on August 18, 2004

10.11	Term Loan and Security Agreement, dated May 14, 2004, between Aspect Systems, Inc. and Merrill Lynch Business Financial Services, Inc.	Incorporated by reference, filed with the Company’s Current Report on Form 8-K on December 17, 2004

10.12	Security Agreement, dated May 14, 2004, between DND Technologies, Inc. and Merrill Lynch Business Financial Services, Inc.	Incorporated by reference, filed with the Company’s Current Report on Form 8-K on December 17, 2004

10.13	Unconditional Guaranty by Douglas N. Dixon, dated May 14, 2004	Incorporated by reference, filed with the Company’s Current Report on Form 8-K on December 17, 2004

10.14	Unconditional Guaranty by DND Technologies, Inc., dated May 14, 2004	Incorporated by reference, filed with the Company’s Form 8-K on December 17, 2004

10.15	Waiver of Covenant Compliance from Merrill Lynch Business Financial Services, Inc., dated August 3, 2005	Incorporated by reference, filed with the Company’s Form 10-QSB on August 15, 2005

10.16	Standby Equity Distribution Agreement, dated June 17, 2005, by and between Cornell Capital Partners, LP and DND Technologies, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

10.17	Registration Rights Agreement, dated June 17, 2005, by and between Cornell Capital Partners, LP and DND Technologies, Inc.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

10.18	Placement Agent Agreement, dated June 17, 2005, by and between Cornell Capital Partners, LP and DND Technologies, Inc.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

10.19	Escrow Agreement, dated June 17, 2005, by and among DND Technologies Inc., Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

Exhibit No.	Description	Location

10.20	Promissory Note, dated July 23, 2005, by and between DND Technologies, Inc. and Cornell Capital Partners, LP	Incorporated by reference, filed with the Company’s Form 10-QSB on November 14, 2005
10.21	Promissory Note, dated August 24, 2005, by and between DND Technologies, Inc. and Douglas N. Dixon	Incorporated by reference, filed with the Company’s Form 10-QSB on November 14, 2005

10.22	Promissory Note, dated August 25, 2005, by and between DND Technologies, Inc. and M. Lynn Brewer	Incorporated by reference, filed with the Company’s Form 10-QSB on November 14, 2005

10.23	Consulting Agreement, dated September 1, 2005, by and between DND Technologies, Inc. and Douglas N. Dixon	Filed herewith

14	Code of Ethics	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

21.1	Subsidiaries of the Company	Filed herewith

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DND Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of DND Technologies, Inc. (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount s and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a loss of approximately $4,600,000 in the current year, has negative working capital of approximately $6,800,000, and is in default on the majority of its term debt. In addition, subsequent to year end, the Company received a notice of termination of its license agreement with a major supplier. The termination of the license agreement is expected to have a material impact on future sales. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley & McEwen LLP
March 10, 2006

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$392,298
Accounts receivable, net	1,443,421
Inventories, net	1,790,863
Prepaid expenses	109,522
Total current assets	3,736,104

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	159,882
LICENSE AGREEMENTS, Net of accumulated amortization	105,358
OTHER	23,163

TOTAL ASSETS	$4,024,507

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,588,046
Capital leases payable, current portion	11,990
Accounts payable and accrued expenses	2,785,730
Deposits from customers	432,772
Payables, Lam Research Corporation	3,555,317
License and royalty payable, Axcelis	1,630,552
Amounts due to related party	551,027
Total current liabilities	10,555,434

LONG TERM LIABILITIES:
Capital leases payable, long term portion	26,544

STOCKHOLDERS' DEFICIT:
Preferred stock, par value, $.001 per share; authorized, 10,000,000 shares; issued and outstanding, -0- shares	—
Common stock, par value, $.001 per share; authorized, 50,000,000 shares; issued and outstanding, 26,234,653 shares	26,235
Paid-in capital	2,367,175
Accumulated deficit	(8,950,881)
Total stockholders' deficit	(6,557,471)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,024,507

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUE:
Systems and chillers	$9,774,577	$9,173,146
Parts, assemblies and consumables	4,378,446	5,805,364
Field service and training	202,133	219,975
Total revenue	13,753,725	15,799,916

OPERATING EXPENSES:
Cost of revenues	10,112,924	10,237,166
Reserve for slow moving and obsolete inventory	258,850	(770,642)
Research and development	166,923	96,298

Sales and marketing, including license fees, royalties and commissions	2,514,769	2,517,649
General and administrative	1,814,614	1,986,934
Impairment of license agreement	2,705,013	0
Loan fees	295,094	0
Lawsuit settlement	0	140,000
Total operating expenses	17,868,187	14,207,405

INCOME (LOSS) FROM OPERATIONS	(4,114,462)	1,592,511

OTHER INCOME (EXPENSE):
Gain on settlement of debt	17,500	0
Interest expense	(462,600)	(356,689)
OTHER INCOME (EXPENSE)	(445,100)	(356,689)

Income (loss) before income tax expense	(4,559,562)	1,235,822

INCOME TAX	800	800

NET INCOME (LOSS)	$(4,560,362)	$1,235,022

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
NET INCOME (LOSS) PER COMMON SHARE:

Basic	$(.18)	$.05
Diluted	$(.18)	$.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND SUBSCRIBED:
Basic	25,062,543	23,000,000
Diluted	25,062,543	26,758,911

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Stock Subscribed		Common Stock		Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2004	1,100,000	$55,000	23,000,000	$23,000	$1,957,160	$(5,625,541)	$(3,590,381)
NET INCOME						1,235,022	1,235,022
BALANCE, DECEMBER 31, 2004	1,100,000	$55,000	23,000,000	$23,000	$1,957,160	$(4,390,519)	$(2,355,359)
COMMON STOCK ISSUED FOR ACCRUED EXPENSES	—	—	365,000	365	73,135	—	73,500
COMMON STOCK ISSUED FOR PREPAID EXPENSES	—	—	1,190,478	1,190	248,810	—	250,000
COMMON STOCK ISSUED UPON EXERCISE OF OPTIONS	—	—	579,175	580	34,170	—	34,750
COMMON STOCK ISSUED FROM STOCK SUBSCRIBED	(1,100,000)	(55,000)	1,100,000	1,100	53,900	—	—
NET (LOSS)						(4,560,362)	(4,560,362)
BALANCE, DECEMBER 31,2005	—	—	26,234,653	$26,235	$2,367,175	$(8,950,881)	$(6,557,471)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,560,362)	$1,235,022
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and Amortization	172,409	179,861
Amortization of licenses	553,062	547,000
Provision for slow moving and obsolete inventories	258,850	192,116
Impairment of license agreement	2,705,013	0
Common stock issued for payment of loan fees, expensed	250,000	0
Gain on settlement of debt	(17,500)	0
Loss on disposal of fixed asset	0	2,349
Changes in operating assets and liabilities:
Accounts receivable	1,003,608	(1,393,468)
Inventories	892,623	(3,047,830)
Prepaid expenses and other assets	(44,252)	(22,089)
Accounts payable and accrued expenses	(742,945)	1,965,824
Deposits from customers	(670,147)	897,919
Amounts due to related parties	26,877	360,381
Net cash provided (used) by operating activities	(172,764)	917,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,242)	(58,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	34,750	—
Proceeds from issuance of debt	525,000	42,156
Proceeds from issuance of debt, related party	125,000	—
Principal payments on long-term debt	(393,684)	(742,002)
Principal payments on debt, related party	(21,250)	—
Net cash provided (used) by financing activities	269,816	(699,846)
NET INCREASE IN CASH AND CASH EQUIVALENTS	75,810	158,687

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	316,488	157,801

CASH AND CASH EQUIVALENTS, END OF YEAR	$392,298	$316,488

(Continued)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$198,339	$296,290
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued and current period expenses	$323,500	$0
Acquisition of fixed asset through capital lease	$22,732	$0
Cancellation of capital lease and return of asset to vendor	$0	$9,202

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Basis of Presentation and Principles of Consolidation - These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $4,600,000 in the current year with sales down approximately 13% from the prior year, has negative working capital of approximately $6,800,000, and is in default on the majority of its term debt. In addition, subsequent to year end, the Company received a notice of termination of its license agreement with Lam. The termination of the license agreement is expected to have a material impact on future sales. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

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

Accounts Receivable - Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. ASI does require advance payments on certain orders of large systems, which are classified as “Deposits from customers” in the accompanying balance sheet.

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

Inventory - Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Cost includes raw material, labor and manufacturing overhead. Inventory with no sales or usage within the prior 12 months and inventory in excess of a 12 month supply, is considered excessive and slow-moving and, accordingly, fully reserved (see Note 3). The reserves are evaluated on a quarterly basis and adjusted for the full carrying value of obsolete, excessive and slow-moving inventory.

License Agreements - The Company has license agreements, which are being amortized using the straight-line method over the life of the contract with Axcelis Technologies, Inc. (“Axcelis”) (7 years). See Note 6.

Property and Equipment - Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Depreciation is provided for by the accelerated and straight-line methods over the following estimated useful lives:

Office furniture, fixtures and equipment	5-7 Years
Leasehold improvements and capital leases	Term of lease
Machinery and equipment	7 Years
Laboratory tools	7 Years
Software	3 Years

Long Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. Due to the termination of the Lam agreement (see Note 5), the Company has fully impaired the value ($2.7 million) of its license agreement as of December 31, 2005. The Company did not record any impairment in the year ended December 31, 2004.

Product Warranty Provision - ASI provides a warranty provision on sales of its systems to cover anticipated repairs and/or replacement. This warranty ranges from ninety days to twelve months from date of acceptance.

Balance January 1, 2005	$352,617
Addition to warranty liability	591,217
Expired warranties	(197,671)
Payment of warranty costs	(348,124)
Balance, December 31, 2005	$398,039

Preferred Stock - The Company has approved the creation of a Preferred Stock. As of this date, no terms or rights attributable to this stock have been created.

Revenue Recognition Policy - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (SAB 104). Revenues are recorded under two categories:

Product sales - The Company recognizes revenue when the goods are shipped and title passes to its customers.

Service income - The Company recognizes revenue from service income when services are performed and completed.

Shipping and Handling Costs - The Company’s policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Advertising - The Company expenses all advertising as incurred. For the years ended December 31, 2005 and 2004, the Company charged to operations $576 and $0, respectively.

Research and Development Costs - Costs incurred in research and development are expensed as incurred.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of the taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 2,198,677 shares and 5,334,226 shares for the years ended December 31, 2005 and 2004, respectively.

    Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its temporary cash investments in reputable financial institutions. As of December 31, 2005, the Company had $408,189 placed in a temporary sweep investment account that was not insured by the Federal Deposit Insurance Corporation. These funds are invested by the bank in the JPMorgan U. S. Treasury Plus Moneymarket Fund - Reserve.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At December 31, 2005, the Company had one customer whose balance approximated 48% of gross accounts receivable. No other customer balance exceeded 10% of gross accounts receivable.

Significant Customers - For the year ended December 31, 2005, the Company had two customers whose revenues exceeded 10% of total revenues (15% and 13%). For the year ended December 31, 2004, the Company had no customers whose revenues exceeded 10% of total revenues. Revenues in 2005 and 2004 outside the United States include Europe 5% and 14%, and Asia 29% and 22%, respectively.

Significant Suppliers - For the year ended December 31, 2005 and 2004, approximately 21% and 25%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). Subsequent to year end, the Company received a notice of termination of its license agreement with Lam. However, the parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement. Therefore, the Company may continue to have significant purchases of inventory from Lam.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosures of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of December 31, 2005, as defined by FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

2005
Risk-free interest rate	5%
Volatility	200%
Option life, years	10
Dividends	-0-
Fair value of options granted	$104,000
Weighted-average estimated values of options granted	$0.16

Had the compensation costs for the Company’s options been determined based on the fair value at the grant date, rather than the intrinsic-value-method, the proforma amounts would be as follows. Included in the proforma stock-based compensation expense for the year ended December 31, 2005 in the table below is the expense associated with the Company’s decision to accelerate all of its stock options during the year ended December 31, 2005. The Company believes that no further compensation expense will be required in future periods associated with the affected options.

	Year Ended December 31,
	2005	2004

Net income (loss):
As reported	$(4,560,362)	$1,235,022
Proforma	$(4,700,442)	$1,215,414

Net Income per common stock share:
Basic:
As reported	$(.18)	$.05
Proforma	$(.19)	$.05
Diluted:
As reported	$(.18)	$.05
Proforma	$(.19)	$.05

Recently Issued Accounting Pronouncements -

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS 151 will have a material effect on its financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company had no transactions subject to this pronouncement.

Reclassifications - Certain 2004 amounts have been reclassified to conform to 2005 presentations.

2. ACCOUNTS RECEIVABLE

     A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable	$1,470,261
Allowance for doubtful accounts	(26,840)

Net accounts receivable	$1,443,421

3. INVENTORIES

A summary of inventories and allowance for obsolescence is as follows:

Parts and materials	$3,309,363
Work-in-process	801,532
Allowance for obsolescence	(2,320,032)

Net inventories	$1,790,863

Allowance for Obsolescence:

Balance, January 1, 2005	$2,114,111
Current Period Provision	258,850
Adjustment to Reserve	(52,929)

Balance, December 31, 2005	$2,320,032

4. PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation at December 31, 2005 consist of:

Office furniture, fixtures and equipment	$364,981
Leasehold improvements	444,669
Machinery and equipment	369,944
Laboratory tools	35,843
Software	10,000
1,225,437
Less accumulated depreciation	(1,065,555)

Total property and equipment	$159,882

5. LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

In November 2002, ASI entered into an asset purchase and licensing agreement with Lam. Under the agreement, ASI purchased approximately $2.1 million of inventory from Lam and entered into a licensing agreement requiring payments totaling $5,376,000 (payable in 96 equal monthly installments of $56,000). ASI recorded the payable after imputing interest at 6%.

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

Future minimum payments under the agreements are as follows:

	Inventory	License

December 31, 2006	$385,666	$669,435
December 31, 2007	28,220	538,324
December 31, 2008	—	571,527
December 31, 2009	—	606,777
December 31, 2010	—	755,368
	$413,886	$3,141,431

The Company is currently in default on its payments; accordingly, the full amount has been classified as current in the consolidated balance sheet. The November and December inventory payments in the amount of approximately $75,000 and the September, October, November and December license payments totaling $224,000 have not been paid. Subsequent to year end, the Company was notified that Lam is terminating the agreement. Management is currently negotiating the terms of a settlement, and intends to aggressively pursue all legal claims against Lam for certain misrepresentations and defaults by Lam under the license agreement should no satisfactory settlement be reached. As a result, the Company has recognized a full impairment if the license agreement in the amount of $2,705,013 at December 31, 2005.

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

In August 2004, the Company entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sized up to 200mm now marketed under the ASI tradename Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011.

Estimated amortization of the prepaid license fee is as follows:

December 31, 2006	$21,428
December 31, 2007	21,428
December 31, 2008	21,428
December 31, 2009	21,428
Thereafter	19,646

$105,358

The license and royalty payable at December 31, 2005 consisted of the following:

License payable	$1,048,212
Royalty payable	582,340
Total license and royalty payable	$1,630,552

Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 was due January 1, 2006, $490,045 will be due April 1, 2006 and $218,497 will be due July 1, 2006. Although the Company’s current tight cash flow prevented these payments from being made, management has assured Axcelis that the delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate either of its agreements with the Company.

7. NOTES PAYABLE

The Company's term loan to Merrill Lynch bears interest at 2.00% plus the Prime Rate as published in the Wall Street Journal per annum. The loan is due March 2006 with amortized payments over 45 months and a balloon payment due at maturity. The loan also required a loan fee of $11,450. The loan is secured by a first lien on the Company's total assets ($4,024,507 as of December 31, 2005) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company.	$773,696

On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. Payments in the amount of $20,000 are due weekly beginning on October 21, 2005 with the final payment of $34,121 due on January 27, 2006.	300,000

Unsecured note due to an individual with interest of $22,500. The note was due October 24, 2005.	225,000

Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,588,046

The Company has not made its required balloon payment to Merrill Lynch as of March 21, 2006 and is therefore in default. The Company has not made its required payments to Cornell as of March 21, 2006 and is therefore in default. The unsecured note due October 24, 2005 was paid January 2006 along with a late fee of $11,250.

8. CAPITAL LEASE PAYABLE

The Company leases various assets under capital leases. The leases require thirteen to sixty monthly payments that vary from $286 to $785, including interest at 6% to 15%. The leases mature at various dates through November 2008. The assets have an original cost of $52,373 and a net book value of $26,723 at December 31, 2005.

Future minimum lease payments under the leases at December 31, 2005 are as follows:

December 31, 2006	$16,428
December 31, 2007	16,428
December 31, 2008	13,629
Total	46,485
Less amount representing interest	(7,951)
38,534
Less current portion	(11,990)
Long-term portion	$26,544

9. STANDBY EQUITY DISTRIBUTION AGREEMENT

The Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell"), dated June 17, 2005. Pursuant to the SEDA, at the Company's discretion, it may periodically sell to Cornell shares of the Company's common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay 96% of the lowest closing bid price of the common stock, as quoted by Bloomberg, L.P., on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five days immediately following the notice date. The price paid by Cornell for the stock shall be determined as of the date of each individual request for an advance under the SEDA. Cornell will also retain 5% of each advance under the SEDA. Cornell's obligation to purchase shares of stock under the SEDA is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the common stock sold under the SEDA and is limited to $250,000 per six trading days, provided that aggregate advances in any 30-day period shall not exceed $1 million. As part of this agreement, Cornell received 1,142,858 shares of common stock as a one-time commitment fee and Monitor Capital, Inc. received 47,620 shares of common stock as a one-time placement agent fee under a Placement Agent Agreement relating to the SEDA.

The Company expensed the value (approximately $295,000) of the one-time commitment and placement fee as management determined that it is unlikely that the Company will be able to meet the conditions in the SEDA and thus it is unlikely that it will be able to obtain capital through sales of its stock to Cornell under the SEDA.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$1,546,932
Accrued commissions	278,560
Accrued payroll	203,475
Product warranty provision	398,039
Accrued interest	323,820
Sales and state income taxes payable	34,904
Total Accounts Payable and Accrued Expenses	$2,785,730

11. COMMON STOCK

During the year ended December 31, 2005, the Company issued the following shares of common stock:

•	265,000 shares of common stock, with an aggregate fair value of $53,000, were issued February 15, 2005, in payment of $53,000 of accrued expenses.

•
100,000 shares of common stock, with an aggregate fair value of $20,500, were issued February 15, 2005, in payment of $15,000 of accrued legal fees. Accordingly, the Company recorded a $5,500 loss on settlement of debt.

•	1,100,000 shares of common stock, with an aggregate fair value of $55,000, were issued May 1, 2005. These shares were previously recorded as common stock subscribed.

•	1,190,478 shares of common stock, with an aggregate fair value of $250,000, were issued June 17, 2005, to two unrelated entities, in payment of $250,000 of loan fees.

•	579,175 shares of common stock were issued upon the exercise of options.

12. RELATED PARTY TRANSACTIONS

Amounts Due to Related Party

The Company has the following amounts due to its Chairman and CEO at December 31, 2005:

Notes payable at 7.0%	$120,000
Note payable plus interest and late fee due October 24, 2005	103,750
Accrued interest on notes payable	71,185
Accrued salaries	256,092
Total Amount Due To Related Party	$551,027

The amounts due to the Chairman are delinquent and payable on demand. The note due October 24, 2005 was partially paid subsequent to year-end (see Note 20).

13. INCOME TAXES
       Provision (Benefit)

       The provision for income taxes for the year ended December 31, 2005 and 2004 represents primarily California franchise taxes and consists of the following:

	2005	2004
Current	$800	$800
Deferred	$0	0

The Company’s income tax (benefit) provision differs from the amount computed by applying the Federal statutory rate to (loss) income before (benefit from) provision for income taxes. Reconciliation to the statutory federal income tax rate is as follows for the years ended December 31, 2005 and 2004.

	2005	2004
Statutory federal income tax (benefit) provision	$(1,417,700)	$325,200

State income taxes, net of federal benefit	800	800

Adjustment (utilization) of deferred tax asset	1,417,700	(325,200)
	$800	$800

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at December 31, 2005:

Net operating loss carryforwards	$2,529,500
Timing difference for expense deductions	1,003,000
3,532,500
Less valuation allowance	(3,532,500)
Net deferred tax asset	$0

Summary of valuation allowance:

Balance, January 1, 2005	$757,800
Increase in valuation allowance	2,774,700
Balance, December 31, 2005	$3,532,500

During the year ended December 31, 2005, the Company determined the applicable tax rate, the enacted tax rate expected to apply to taxable income in the years in which the deferred tax asset or liability is expected to be settled, to be 34%. At December 31, 2004, the Company determined this rate to be 20%. As a result of the change in tax rates, the Company increased their net operating loss carryforwards approximately $450,000 from the amount reported at December 31, 2004.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company has the following net operating loss carryforwards:

Year of Loss	Expiration Date	Total

December 31, 2002	December 31, 2022	$330,724
December 31, 2003	December 31, 2023	2,939,347
December 31, 2005	December 31, 2025	4,169,616
		$7,439,687

14. COMPUTATION OF EARNINGS PER SHARE

	2005	2004
Basic

Net income (loss)	$(4,560,362)	$1,235,022

Weighted average number of common
Shares outstanding	25,062,543	23,000,000

Income (loss) per share	$(0.18)	$0.05

Diluted

Net income (loss)	$(4,560,362)	$1,235,022

Weighted average number of common Shares outstanding	25,062,543	26,758,911

Income (loss) per share	$(0.18)	$0.05

15. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its Arizona and Texas facilities under operating leases which require monthly payments of $14,424 and $9,762 and expire in November 2007 and November 2008, respectively. Rent expense for the years ended December 31, 2005 and 2004 was $414,214 and $397,116, respectively.

Future minimum lease payments on the real estate leases are as follows:

December 31, 2006	$302,000
December 31, 2007	299,000
December 31, 2008	112,000

$713,000

Officers’ Compensation

The Company has not entered into any employment agreements with its management, other than an employment agreement with its CEO, Douglas Dixon, dated June 1, 2001, and an employment agreement with its CFO, G. Dennis Key, dated July 1, 2003. The agreement with Mr. Dixon terminated December 31, 2005. Under the agreement, Mr. Dixon received an annual base salary of $150,000 and certain benefits as described in the agreement. The agreement with Mr. Key provides for Mr. Key’s employment as President and CEO of ASI, and also provides for Mr. Key’s appointment to the Board of Directors of both the Company and ASI. This agreement is terminable by Mr. Key with cause only upon 30 days written notice, and by the Company with cause only upon 14 days written notice. Under the agreement, Mr. Key receives an annual base salary equal to that paid to Mr. Dixon (or $150,000 if Mr. Dixon’s agreement terminates), and certain benefits as described in the agreement.

Mr. Dixon has a separate agreement, under which he was to receive a continued salary at the amount Mr. Key is paid, a car allowance, health insurance, life insurance and disability insurance through December 31, 2005. This agreement was triggered when Mr. Key became the President and CEO of ASI. Pursuant to a separate agreement, Mr. Key has an option to acquire 4,933,333 shares of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share.

Consulting Agreement

On September 1, 2005, ASI entered into a consulting agreement with the Company’s CEO, Douglas Dixon. Due to unforeseen circumstances, the consulting services did not begin until January 2006. These services include various sales and marketing services valued at $24,100.

16. GAIN ON SETTLEMENT OF DEBT
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

17. EMPLOYEE STOCK OPTIONS

On August 11, 2003, the Board of Directors and stockholders approved the DND Technologies, Inc. 2003 Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, options to purchase up to 5,000,000 shares of its common stock to directors, employees and consultants. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant. The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, $.001 par value, which may be either unissued or treasury shares. The exercise price is no less than 100% of the fair market value of the shares at the date of the grant of the options, as specified by the Board of Directors. As of December 31, 2005 all vesting periods have been accelerated and all options are fully vested.

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

A summary of the option activity for the year ended December 31, 2005, pursuant to the terms of the DND Technologies, Inc. 2003 Stock Option Plan is as follows:

	2005		2004
		Weighted Average		Weighted Average
Options outstanding at beginning of the year	4,234,226	$.06	4,774,226	$.06
Granted	635,000	$.16	-0-	-0-
Exercised	(579,175)	$.06	-0-	-0-
Cancelled and expired	(374,168)	$.07	(540,000)	$.06

Options outstanding at end of the year	3,915,883		4,234,226

4,045,466 options are exercisable at December 31, 2005 (includes 129,583 options that were cancelled at December 31, 2005, but can be exercised for a period of six months after cancellation).

Information regarding stock options outstanding as of December 31, 2005 is as follows:

Price	$.05
Weighted average exercise price	$.08
Weighted average remaining contractual life	9 years

18. 401(k) PLAN

In January 2005, the Company sponsored a qualified defined contribution benefit plan covering substantially all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. During the year ended December 31, 2005, the Company made contributions in the amount of $43,443.

19. MANAGEMENT PLANS

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations.

Management’s plan to eliminate the going concern situation include, but are not limited to the renegotiation of payment terms on the Axcelis, Merrill Lynch and Cornell debt, improved cash flow management, aggressive cost reductions and the creation of additional sales and profits across its product lines. In addition, management believes that it will be able to significantly reduce its payables to Lam based on settlement negotiations, arbitration or mediation.

20. SUBSEQUENT EVENTS (UNAUDITED)

During January 2006, the Company repaid a note that was due October 24, 2005, in the amount of $225,000 along with $22,500 of accrued interest and penalties.

During January 2006, the Company granted options to purchase 150,000 shares of the Company’s common stock to each of the board members.

During February 2006, the Company failed to make the required balloon payment on the Merrill Lynch term loan and is now in default on this loan.

The Company failed to make required payments on the Cornell Bridge Loan (set to begin in October 2005) and is in default on this loan.

Subsequent to December 31, 2005, the Company made payments on its loan to Mr. Doug Dixon totaling $25,000, including $21,250 of principal and $3,750 of interest.

On March 6, 2006, the Company was notified by Lam that its License Agreement (see Note 5) was being terminated.