Form 10QSB
period 2006-03-31
DND TECHNOLOGIES INC
filed 2006-05-19
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

Commission File No. 333-42936

DND TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1405298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 E. Elliot Rd., Bldg. 6 Chandler, Arizona (Address of principal executive offices)	85225 (Zip Code)

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of May 16, 2006
Common stock, $0.001 par value	26,234,653

The issuer is not using the Transitional Small Business Disclosure format.

DND TECHNOLOGIES, INC.

i

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,578
Accounts receivable, net	1,112,954
Inventories, net	1,501,069
Prepaid expenses	211,314
Total current assets	2,979,915

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	141,667
LICENSE AGREEMENTS, Net of accumulated amortization	100,000
OTHER	21,816

TOTAL ASSETS	$3,243,398

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,368,337
Capital leases payable, current portion	12,392
Accounts payable and accrued expenses	2,141,329
Deposits from customers	751,521
Payables, Lam Research Corporation	3,555,317
License and royalty payable, Axcelis	1,855,960
Amounts due to related party	490,936
Total current liabilities	10,175,792

LONG TERM LIABILITIES:
Capital leases payable, long term portion	23,280

STOCKHOLDERS' DEFICIT:
Preferred stock, par value, $.001 per share;
authorized, 10,000,000 shares;
issued and outstanding, -0- shares	-
Common stock, par value, $.001 per share;
authorized, 50,000,000 shares;
issued and outstanding, 26,234,653 shares	26,235
Paid-in capital	2,386,795
Accumulated deficit	(9,368,704)
Total stockholders' deficit	(6,955,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,243,398

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

REVENUE:
Systems and chillers	$940,867	$2,833,501
Parts, assemblies and consumables	1,015,721	1,509,973
Field service and training	31,782	16,861
Total revenue	1,988,370	4,360,335

OPERATING EXPENSES:
Cost of revenues	1,375,354	2,722,139
Reserve for slow moving and obsolete inventory	(22,636)	128,009
Research and development	62,830	21,127
Sales and marketing, including license fees,
royalties and commissions	397,950	647,454
General and administrative	477,568	480,614
Total operating expenses	2,291,066	3,999,343

INCOME (LOSS) FROM OPERATIONS	(302,696)	360,992

OTHER INCOME (EXPENSE):
Gain on settlement of debt	0	17,500
Interest expense	(114,327)	(83,877)
OTHER INCOME (EXPENSE)	(114,327)	(66,377)

Income (loss) before income tax expense	(417,023)	294,615

INCOME TAX	800	800

NET INCOME (LOSS)	$(417,823)	$293,815

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.02)	$.01
Diluted	$(.02)	$.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND SUBSCRIBED:
Basic	26,234,653	23,251,778
Diluted	26,234,653	27,395,825

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	Common Stock		Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCE, JANUARY 1, 2006	26,234,653	$26,235	$2,367,175	$(8,950,881)	$(6,557,471)
ISSUANCE OF STOCK OPTIONS FOR DIRECTOR COMPENSATION	0	0	19,620	0	19,620
NET (LOSS)	0	0	0	(417,823)	(417,823)
BALANCE, MARCH 31, 2006	26,234,653	$26,235	$2,386,795	$(9,368,704)	$(6,955,674)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(417,823)	$293,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	18,214	47,199
Amortization of licenses	6,704	138,265
Issuance of stock options for director compensation	19,620	0
Legal expenses and late fees paid by the issuance of debt	80,164	0
Provision for slow moving and obsolete inventories	0	128,009
Gain on settlement of debt	0	(17,500)
Changes in operating assets and liabilities:
Accounts receivable	330,467	472,035
Inventories	289,794	530,575
Prepaid expenses and other assets	(101,792)	(155,940)
Accounts payable and accrued expenses	(418,991)	(941,254)
Deposits from customers	318,749	(349,913)
Amounts due to related parties	(38,841)	2,852
Net cash provided by operating activities	86,265	148,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(6,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	0	9,000
Principal payments on long-term debt	(302,735)	(200,713)
Principal payments on debt, related party	(21,250)	0
Net cash (used) by financing activities	(323,985)	(191,713)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(237,720)	(49,812)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,298	316,488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,578	$266,676

(Continued)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$52,768	$71,254
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued and current period expenses	$0	$73,500

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNUADITED)

1. GENERAL

Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim period presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $418,000 in the current quarter and a loss of $4,600,000 in the year ended December 31, 2005. Revenues are down approximately 54% from the prior year, the Company has negative working capital of approximately $7,200,000, and is in default on the majority of its term debt. In addition, the Company received a notice of termination of its license agreement with Lam Research Corporation (“Lam”). The termination of the license agreement is not expected to have a material impact on future sales. The parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement. Furthermore, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

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

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 4,639,216 shares and 4,350,725 shares for the three months ended March 31, 2006 and 2005, respectively.

Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its temporary cash investments in reputable financial institutions.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At March 31, 2006, the Company had two customers whose balances exceeded 10% of gross accounts receivable, comprising 33% and 12%, respectively.

Significant Customers - For the three months ended March 31, 2006, the Company had three customers whose revenues exceeded 10% of total revenues (21%, 14% and 11%). For the three months ended March 31, 2005, the Company had three customers whose revenues exceeded 10% of total revenues, comprising 32%, 17% and 14% of total revenues, respectively. Revenues in 2006 and 2005 outside the United States include Europe 9% and 6%, and Asia 7% and 31%, respectively.

Significant Suppliers– For the three months ended March 31, 2006 and 2005, approximately 7% and 22%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). During the three months ended March 31, 2006, the Company received a notice of termination of its license agreement with Lam. However, the parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement. Therefore, the Company may continue to have significant purchases of inventory from Lam.

Use of Estimates– The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosures of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of March 31, 2006, as defined by FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Stock Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123.  For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12. During the three months ended March 31, 2006, the Company issued 600,000 options to purchase the Company’s common stock to four members of the Company’s Board of Directors. For the three months ended March 31, 2006, the Company recorded an expense of $19,620 relating to the estimated fair value of the stock options using the Black-Scholes option-pricing model.

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

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below for the three months ended March 31, 2005:
Net income:
As reported	$293,815
Proforma	$290,163

Net Income per common stock share:
Basic:
As reported	$.01
Proforma	$.01
Diluted:
As reported	$.01
Proforma	$.01

Recently Issued Accounting Pronouncements–

There are no accounting standards with pending adoptions that have any applicability to the Company.

Reclassifications– Certain 2005 amounts have been reclassified to conform to 2006 presentations.

2.             ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

Accounts receivable	$1,139,794
Allowance for doubtful accounts	(26,840)

Net accounts receivable	$1,112,954

3.             INVENTORIES

A summary of inventories is as follows:

Parts and materials	$2,916,705
Work-in-process	681,966
Allowance for obsolescence	(2,097,602)

Net inventories	$1,501,069

4.             PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation at March 31, 2005 consist of:

Office furniture, fixtures and equipment	$364,981
Leasehold improvements	444,669
Machinery and equipment	369,944
Laboratory tools	35,843
Software	10,000
1,225,437
Less accumulated depreciation	(1,083,770)

Total property and equipment	$141,667

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

Future minimum payments under the agreements are as follows:

	Inventory	License

December 31, 2006	$385,666	$669,435
December 31, 2007	28,220	538,324
December 31, 2008	-	571,527
December 31, 2009	-	606,777
December 31, 2010	-	755,368
	$413,886	$3,141,431

The Company is currently in default on its payments; accordingly, the full amount has been classified as current in the consolidated balance sheet. The November 2005 through March 2006 inventory payments in the amount of approximately $169,000 and the September 2005 through March 2006 license payments totaling $392,000 have not been paid. During the three months ended March 31, 2006, the Company was notified that Lam is terminating the agreement. Management is currently negotiating the terms of a settlement, and intends to aggressively pursue all legal claims against Lam for certain misrepresentations and defaults by Lam under the license agreement should satisfactory settlement not be reached. As a result, the Company recognized a full impairment if the license agreement in the amount of $2,705,013 at December 31, 2005.

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

In August 2004, the Company entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sized up to 200mm now marketed under the ASI tradename Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011. The license and royalty payable at March 31, 2006 consisted of the following:

License payable	$1,204,264
Royalty payable	651,696
Total license and royalty payable	$1,855,960

Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 was due January 1, 2006, $490,045 was due April 1, 2006, $218,497 will be due July 1, 2006, and $225,408 will be due on October 1, 2006. Although the Company’s current tight cash flow prevented these payments from being made, management has assured Axcelis that the delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate either of its agreements with the Company.

7.             NOTES PAYABLE

The Company's term loan to Merrill Lynch bears interest at 2.00% plus the Prime Rate as published in the Wall Street Journal per annum. The loan was due March 2006 with amortized payments over 45 months and a balloon payment due at maturity. The loan also required a loan fee of $11,450. The loan is secured by a first lien on the Company's total assets ($3,243,398 as of March 31, 2006) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company.	$778,987

On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. Payments in the amount of $20,000 were due weekly beginning on October 21, 2005; the final payment of $34,121 was due on January 27, 2006.	300,000

Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,368,337

The Company has not made the required balloon payment to Merrill Lynch and is therefore in default on the term loan. The Company has recorded additional legal fees, late fees and costs in the amount of $80,164 due to Merrill Lynch in relation to the term loan. (See Note 14.)

The Company has not made the required payments to Cornell and is therefore in default on the bridge loan agreement. (See Note 14.)

8.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$986,863
Accrued commissions	231,151
Accrued payroll	245,858
Product warranty provision	313,311
Accrued interest	352,916
Sales and state income taxes payable	11,230
Total Accounts Payable and Accrued Expenses	$2,141,329

9.             RELATED PARTY TRANSACTIONS

Amounts Due to Related Party

The Company has the following amounts due to its Chairman and CEO at March 31, 2006:

Notes payable at 7.0%	$120,000
Note payable plus interest and late fee due October 24, 2005	82,500
Accrued interest on notes payable	70,493
Accrued salaries	217,943
Total Amount Due To Related Party	$490,936

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

11.           EMPLOYEE STOCK OPTIONS

On August 11, 2003, the Board of Directors and stockholders approved the DND Technologies, Inc. 2003 Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, options to purchase up to 5,000,000 shares of its common stock to directors, employees and consultants. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant. The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, $.001 par value, which may be either unissued or treasury shares. The exercise price is no less than 100% of the fair market value of the shares at the date of the grant of the options, as specified by the Board of Directors. As of December 31, 2005 all vesting periods were accelerated and all options are fully vested.

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

A summary of the option activity for the three months ended March 31, 2006 and 2005, pursuant to the terms of the DND Technologies, Inc. 2003 Stock Option Plan is as follows:

	2006		2005
		Weighted Average		Weighted Average
Options outstanding at beginning of the period	3,915,883	$.05	4,234,226	$.06
Granted	600,000	$.04	400,000	$.17
Exercised	-0-	$.07	(150,000)	$.06
Cancelled and expired	(140,000)	$.07	(133,501)	$.06

Options outstanding at end of the period	4,375,883		4,350,725

4,639,216 options are exercisable at March 31, 2006 (includes 263,333 options that were cancelled at March 31, 2006, but can be exercised for a period of six months after cancellation).

Information regarding stock options outstanding as of March 31, 2006 is as follows:

Price	$.05
Weighted average exercise price	$.07
Weighted average remaining contractual life	7 years 10 months

13.           401(k) PLAN

In January 2005, the Company sponsored a qualified defined contribution benefit plan covering substantially all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. During the three months ended March 31, 2006, the Company made contributions in the amount of $13,317.

14.           MANAGEMENT PLANS

Management’s plan to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis, Merrill Lynch and Cornell debt, improved cash flow management, aggressive cost reductions and the creation of additional sales and profits across its product lines. In addition, management believes that it will be able to significantly reduce its payables to Lam based on settlement negotiations, arbitration or mediation.

15.            SUBSEQUENT EVENTS

Term Loan – Merrill Lynch - On April 24, 2006, the Company received a Proposal for Extension of Existing Term Loan from Merrill Lynch. The proposal was not a commitment by Merrill Lynch but rather a proposal to proceed with a formal credit review. The Company has historically been able to work with Merrill Lynch to establish alternate payment terms and management believes that extending payment terms on the term loan would be more beneficial to both parties than foreclosure on the assets securing the term loan.

Bridge Loan Agreement - Cornell Capital Partners, LP (“Cornell”) - On May 1, 2006, the Company received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, the Company is required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.

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

Even though our cash flow problems caused by significant indebtedness have hampered our ability to meet demand, we have experienced a significant increase in market demand for our subsidiary's products during the past two years. The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to, increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and management believes we could have matched these revenues in 2005 and into 2006 if our cash flow difficulties had not limited our ability to produce our products. Nevertheless we expect demand for our products to continue to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future. Our current backlog of orders is approximately $3.5 million.

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

1.  Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $418,000 in the current period with sales down approximately 54% from the prior period, has negative working capital of approximately $7,200,000, and is in default on its payments on the majority of its term debt. In addition, during the three months ended March 31, 2006, the Company received a notice of termination of its license agreement with Lam. The termination of the license agreement is not expected to have a material impact on future sales, however, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

2.  Inventory

Inventory is valued at the lower of cost or market. Cost includes raw materials, freight, labor and manufacturing overhead. Inventory with no sales or usage within the prior 12 months is considered obsolete and inventory on hand, in excess of a 12-month supply, is considered excessive and slow-moving and, accordingly, fully reserved. We review our inventory reserves on a quarterly basis and adjust them for the full carrying value of obsolete, excessive and slow-moving inventory.

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

Product sales – The Company recognizes revenue from product sales when the goods are shipped and title passes to its customers.

Service income – The Company recognizes revenue from service income when services are performed.

The Three Months Ended March 31, 2006 Compared To The Three Months Ended March 31, 2005.

Selected Financial Information

	Three Months Ended
	03/31/2006	03/31/2005	Increase (Decrease)

Statements of Operations
Total Revenue	$1,988,370	$4,360,335	$(2,371,965)
Cost of Revenue:
Costs of revenues	1,375,354	2,722,139	(1,346,785)
Reserve for slow moving and
obsolete inventory	(22,636)	128,009	(150,645)
Research and development	62,830	21,127	41,703
Sales and marketing, including licensing fees, royalties and commissions	397,950	647,454	(249,504)
General and administrative	477,568	480,614	(3,046)
Total Operating Expenses	2,291,066	3,999,343	(1,708,277)
Income (Loss) from Operations	(302,696)	360,992	(663,688)
Other Income (Expense):
Gain on settlement of debt	0	17,500	(17,500)
Interest Expense	(114,327)	(83,877)	(30,450)
Income (Loss) Before Income Tax Expense	(417,023)	294,615	(711,638)
Income Tax Expense	800	800	0
Net Income	$(417,823)	$293,815	$(711,638)
Net Income Per Share
Basic	(0.02)	0.01	(0.03)
Diluted	(0.02)	0.01	(0.03)

Results of Operations

Our revenue decrease of $2,371,965, or 54%, to $1,988,370 in the three months ended March 31, 2006 from $4,360,335 in the three months ended March 31, 2005, was primarily due to a decrease in sales from our parts, assemblies, and consumables category of $494,252 and a decrease in systems/chiller sales of $1,892,634. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. The systems category is down due to a change in product mix and the quantity of systems shipped. There were seven systems shipped in the first quarter of 2005 and only four in the first quarter of 2006. This change in product mix is a result of the MX-1 and MX-10 and Arista systems category (which overall carry lower sales prices) comprising 76% of the total in the first quarter of 2006 versus 22% in the first quarter of 2005. Our sales break down by segment is as follows:

	March 31, 2006	March 31, 2005	Increase (Decrease)
Systems and chillers	$940,867	$2,833,501	$(1,892,634)
Parts, assemblies and consumables	1,015,721	1,509,973	(494,252)
Field service and training	31,782	16,861	14,921
	$1,988,370	$4,360,335	$(2,371,965)

Cost of Revenues

Our dollar amount of cost of revenues decreased $1,346,785 or 49%, to $1,375,354 in 2006 from $2,722,139 in 2005, while our cost of revenues as a percentage of revenues increased 7% to 69% in 2006 from 62% in 2005. The dollar decrease in cost of revenues is primarily made up of an approximate $1,162,000 decrease due to the sales reduction and an approximate $135,000 decrease in warranty expense due to the lower quantity of system shipments made in the first quarter of 2006 versus 2005. The spreading of other semi-fixed departmental cost of sales dollars over a much lower sales level has resulted in the cost of revenues as a percentage of sales being higher in 2006.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the three months ended March 31, 2006, we recorded a $22,636 decrease to the reserve due to an analysis of inventory items. In the three months ended March 31, 2005, we recorded a $128,009 increase in our reserve due to an analysis of inventory items.

Research and Development

Research and development costs increased $41,703 or 197%, to $62,830 in the three months ended March 31, 2006 from $21,127 in the three months ended March 31, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $29,525 and an increase of $12,564 related to outside engineering and in-house expenses for product development. Although we have added another person to our R&D department to increase development of our own parts, we normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $249,504 to $397,950 in the three months ended March 31, 2006 from $647,454 in the three months ended March 31, 2005. This decrease is due to the decrease in our commission expenses of $101,537 or 69% to $45,040 during the three months ended March 31, 2006 from $146,577 during the three months ended March 31, 2005. This decrease in our commission expense was a direct result of our reduced sales as mentioned above. We also experienced a decrease in payroll and employee benefits in the amount of $13,029 or 10% to $115,865 during the three months ended March 31, 2006 from $128,894 during the three months ended March 31, 2005 as employee commissions decreased due to lower sales.

General and Administrative

	Three Months Ended
	03/31/2006	03/31/2005	Increase (Decrease)

General and Administrative
Salaries and wages	$193,986	$262,687	$(68,701)

Professional fees	147,208	71,281	75,927
Occupancy Expense, less amount allocated to Cost of Revenue	45,751	52,925	(7,174)
Issuance of stock options for director compensation	19,620	0	19,620
Depreciation Expense, less amount allocated to Cost of Revenue	5,128	29,075	(23,947)
Other general and administrative expenses	65,875	64,646	1,229
Total General and Administrative	$477,568	$480,614	$(3,046)

Salaries and wages decreased $68,701 or 26% to $193,986 in the three months ended March 31, 2006 as compared to $262,687 in the three months ended March 31, 2005. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace these employees.

Professional fees increased $75,927 or 107%, to $147,208 in 2006 from $71,281 in 2005, primarily due to additional work required on our required filings and amounts owed to Merrill Lynch relating to our term loan agreement default and extension proceedings.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Gain on Settlement of Debt

In February 2005, we issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004. During June 2004, the Board of Directors negotiated with a law firm to obtain their acceptance of 100,000 shares as payment in full for this debt. On July 6, 2004, the Board of Directors formalized the resolution to issue these shares, which at that time had an aggregate fair value of $20,500; as such we recorded the shares at the full market value and a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after we made the final $100,000 payment on an unsecured note payable.

Interest Expense

Interest expense for the three months ended March 31, 2006 ($114,327) has increased over the comparable period of 2005 ($83,877) by $30,450 due primarily to the new loans acquired in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $417,823 for the three months ended March 31, 2006, compared to net income of $293,815 for the three months ended March 31, 2005.

Capital Resources

	Three Months
Working Capital	03/31/2006	03/31/2005	Favorable (Unfavorable)

Current Assets	$2,979,915	$4,748,081	$(1,768,166)
Current Liabilities	(10,175,792)	(7,027,519)	(3,148,273)
Deficit Working Capital	$(7,195,877)	$(2,279,438)	$(4,916,439)
Long-term Debt	$(23,280)	$(3,193,845)	$3,170,565
Stockholders' (Deficit)	$(6,955,674)	$(1,979,044)	$(4,976,630)

As of March 31, 2006, we were in default of our payment terms on the majority of our term debt. As a result, the approximately $2.5 million of term debt due beyond twelve months was classified as current in the consolidated balance sheet.

Included in current liabilities is a total of $1,855,960 that is owed to Axcelis for license and royalty fees.  Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 was due January 1, 2006, $490,045 was due April 1, 2006, $218,497 will be due July 1, 2006, and 225,408 will be due October 1, 2006. Also included in current liabilities is a total of $3,555,317 in inventory payments and license and royalty fees owed to Lam. Of this amount, approximately $561,000 was past due as of March 31, 2006, and the remainder is future payments which were classified as current due to these past due payments. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. Mediation is scheduled for June 13, 2006.

As of March 31, 2006, we were also in default on our debt to Merrill Lynch Business Financial Services ($778,987) and Cornell Capital Partners, LP ($300,000). On April 24, 2006, we received a Proposal for Extension of Existing Term Loan from Merrill Lynch. The proposal was not a commitment by Merrill Lynch but rather a proposal to proceed with a formal credit review. The Company has historically been able to work with Merrill Lynch to establish alternate payment terms, and management believes that extending payment terms on the term loan would be more beneficial to both parties than foreclosure on the assets securing the term loan. On May 1, 2006, we received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.

Statements of Cash Flows Selected Information

	Three Months Ended
	03/31/06	03/31/05
Net Cash Provided (Used) By:
Operating Activities	$86,265	$148,143
Investing Activities	-0-	(6,242)
Financing Activities	(323,985)	(191,713)

Operating Activities

For the three months ended March 31, 2006, cash provided by operating activities of $86,265 was primarily attributed to a decrease in accounts receivable in the amount of $330,467, a $289,794 decrease in inventories as well as an increase of $318,749 in customer deposits. These amounts were offset by our net loss of $417,823, our increase of prepaid expenses and other assets in the amount of $101,792, and a reduction in our accounts payable and accrued expenses of $418,991. During the three months ended March 31, 2006 our non-cash reconciling items included depreciation and amortization expense of $18,214 and $6,704, respectively and the issuance of stock options for director compensation in the amount of $19,620. We also paid $80,164 of legal expenses and late fees through the issuance of debt.

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

Investing Activities

During the three months ended March 31, 2006 and 2005, cash was used by investing activities for purchases of equipment in the amounts of $-0- and $6,242, respectively.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the three months ended March 31, 2006 used $323,985 in cash flows as compared to $191,713 used in the three months ended March 31, 2005.

In the three months ended March 31, 2006, $302,735 and $21,250 was used for the repayment of long-term debt and related party debt, respectively, as compared to $200,713 in the three months ended March 31, 2005 in which we also received $9,000 from the exercise of common stock options.

Liquidity and Capital Resources

Although sales for the three months ended March 31, 2006 were down from March 31, 2005 by $2,371,965, our sales backlog at March 31, 2006 was approximately $3.5 million. To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was paid in full in March 2005), additional term loans totaling $525,000 (of which $225,000 was paid in January 2006), and a $125,000 loan from a related party (of which $42,500 has been repaid). Our subsidiary's restructured term loan (the "New Loan") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") had a balance of $778,987 as of March 31, 2006, requires payments over a term of 17 months at an interest rate of two percent (2%) plus the prime rate with principal amortized over a 45-month period and a balloon payment in February 2006. The New Loan is guaranteed by both the Company and Douglas Dixon, our Chief Executive Officer, and is secured by a first lien on our total assets. We are in default on our debt to Merrill Lynch ($778,987) and are negotiating extended payment terms. On April 24, 2006, we received a Proposal for Extension of Existing Term Loan from Merrill Lynch. The proposal was not a commitment by Merrill Lynch but rather a proposal to proceed with a formal credit review. The Company has historically been able to work with Merrill Lynch to establish alternate payment terms and management believes that extending payment terms on the term loan would be more beneficial to both parties than foreclosure on the assets securing the term loan.

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

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $1,401,000 has been expensed and $1,098,000 of the expensed amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. Of the $750,000 license fee, approximately $106,000 has been expensed and the full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%.

As of April 26, 2006, we continued to remain past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled approximately $561,000 as of March 31, 2006, and past due payments to Axcelis totaled $922,010 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management is not certain that these discussions will result in a favorable resolution. Mediation is scheduled for June 13, 2006. Management believes that Lam is in breach of this agreement, and as a result is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.7 million due under the agreement, our liquidity would improve significantly. However, there is no assurance that we will be successful in obtaining agreement from Lam to make this write-off and the Company could incur substantial expenses to arbitrate its ongoing dispute with Lam’s breach of performance under the agreement.

On July 22, 2005, we entered into a promissory note with Cornell for $300,000. The loan calls for interest to accrue at 12% with payments in the amount of $20,000 to be made weekly beginning October 21, 2005 with the final payment of $34,121 due on January 27, 2006. On May 1, 2006, we received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,106.85 on May 1, 2007.

On August 24, 2005 we entered into a promissory note with our Chief Executive Officer, Mr. Dixon, and received $125,000. The loan has an interest fee of $12,500, was due October 24, 2005 and is secured by a lien on the inventories and accounts receivable of ASI that is subordinate to the lien held by Merrill Lynch. As of February 28, 2006, $42,500 has been repaid and the Company is in default on the balance, which includes a late fee of $6,250.

On August 25, 2005 we entered into a promissory note with M. Lynn Brewer and received $225,000. The loan has an interest fee of $22,500 and was due October 24, 2005. The note is secured by 3,000,000 shares of our common stock, owned by our Chief Executive Officer, Mr. Dixon. This note was repaid in January 2006.

Although our current tight cash flow has prevented us from making our required payments on the majority of our term debt, management is working with the lenders to establish alternate payment terms. As of May 15, 2006, our total amount in default was $4,428,744 (which does not include past due amounts not in default), consisting of approximately $3,600,000 due to Lam, approximately $779,000 due to Merrill Lynch and approximately $94,000 due to Doug Dixon.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of March 31, 2006, we had $154,578 in cash on hand.   Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result. Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended December 31, 2005.

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

•	We have received a termination notice from Lam and may not be able to reach an amicable resolution of the mutual defaults under our agreements with Lam.

•
We are in default on a majority of our term debt, consisting of $4,428,744 as of May 15, 2006 (which does not include past due amounts not in default), as a result of failure to make certain required payments. The amount in default includes approximately $3,600,000 due to Lam, approximately $779,000 due to Merrill Lynch and approximately $94,000 due to Doug Dixon.

•
We are past due on certain payments to Axcelis. While Axcelis has to date been willing to provide us with additional time to make payments, Axcelis could terminate our license agreements with it upon ninety days written notice. We would have that notice period in which to make the past due payments and avoid termination. Management is exploring payment options, which may include use of funds from operations or funds from other sources.

•	Our term loan with Merrill Lynch, which is past due, is secured by a first lien on all of our assets.

•	In the past, our auditors have identified certain weaknesses in our internal control over financial reporting and we have taken and are continuing to take specific steps to address these issues.

•	Future sales of common stock by Cornell Capital Partners and its affiliates may adversely affect our stock price.

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

•	We are subject to risks relating to product concentration and lack of product revenue diversification.

•	The semiconductor industry is based on rapidly changing technology, and we rely primarily on our licensors to develop products our customers find satisfactory.

•	We may experience supply shortages, which would adversely affect our ability to meet customer demands.

•	We are exposed to the risks of operating a global business.

•	We are subject to risks relating to lengthy sales cycles, which may require the expenditure of substantial funds and management effort.

•	We are exposed to risks associated with a highly concentrated customer base.

•	We are exposed to risks associated with our acquisition strategy.

•	Our independent accountants have expressed uncertainty about our ability to continue as a going concern.

•	Our ability to raise additional financing is uncertain.

•	Environmental, health and safety laws may restrict our operations, particularly within the European Union.

•	There is a limited market for our common stock.

•	Our common stock is subject to penny stock regulation.

•	We are subject to increasing costs of compliance with the Sarbanes-Oxley Act of 2002 and must maintain high margins to pay for these ongoing expenses required of public companies.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2006. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

10.24	Proposal for Extension of Existing Term Loan, dated April 24, 2006, from Merrill Lynch Business Financial Services, Inc.

10.25	Letter Agreement, dated May 1, 2006, by and between DND Technologies, Inc. and Cornell Capital Partners, LP

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

Dated: May 18, 2006
DND TECHNOLOGIES, INC., a Nevada corporation

	By	/s/ Douglas N. Dixon
Douglas N. Dixon, Chief Executive Officer

By	/s/ G. Dennis Key
G. Dennis Key, Chief Financial Officer