Form 10QSB
period 2006-06-30
DND TECHNOLOGIES INC
filed 2006-08-14
CIK 1118344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

Commission File No. 333-42936

DND Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1405298 (I.R.S. Employer Identification No.)

375 E. Elliot Rd., Bldg. 6 Chandler, Arizona (Address of principal executive offices)	85225 (Zip Code)

Issuer's telephone number, including area code: (480) 892-7020
______________________________________________________________ (Former name, former address, and former fiscal year, if changed since last report)
The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of August 10, 2006

Common stock, $0.001 par value	26,234,653

The issuer is not using the Transitional Small Business Disclosure format.

DND TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,036
Accounts receivable, net	1,064,982
Inventories, net	1,228,911
Prepaid expenses	50,701
Total current assets	2,476,630

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	124,817
LICENSE AGREEMENTS, Net of accumulated amortization	94,643
OTHER	21,816

TOTAL ASSETS	$2,717,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,243,506
Capital leases payable, current portion	12,003
Accounts payable and accrued expenses	2,009,256
Deposits from customers	618,654
Payables, Lam Research Corporation	3,555,317
License and royalty payable, Axcelis	2,145,973
Amounts due to related party	466,771
Total current liabilities	10,051,480

LONG TERM LIABILITIES:
Capital leases payable, long term portion	19,920

STOCKHOLDERS' DEFICIT:
Preferred stock, par value, $.001 per share;
authorized, 10,000,000 shares;
issued and outstanding, -0- shares	—
Common stock, par value, $.001 per share;
authorized, 50,000,000 shares;
issued and outstanding, 26,234,653 shares	26,235
Paid-in capital	2,386,795
Accumulated deficit	(9,766,524)
Total stockholders' deficit	(7,353,494)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,717,906

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months		Six Months
	2006	2005	2006	2005

REVENUE:
Systems and chillers	$1,162,755	$991,216	$2,103,622	$3,824,717
Parts, assemblies and consumables	884,992	1,187,926	1,900,713	2,697,899
Field service and training	47,336	88,118	79,118	104,979
Total revenue	2,095,083	2,267,260	4,083,453	6,627,595

OPERATING EXPENSES:
Cost of revenues	1,515,970	1,629,608	2,891,324	4,351,747
Reserve for slow moving
and obsolete inventory	3,721	(94,438)	(18,915)	33,571
Research and development	64,570	45,281	127,400	66,408
Sales and marketing	459,356	393,913	857,306	1,041,367
General and administrative	350,009	451,774	827,577	932,388
Total operating expenses	2,393,626	2,426,138	4,684,692	6,425,481

INCOME (LOSS) FROM OPERATIONS	(298,543)	(158,878)	(601,239)	202,114

OTHER INCOME (EXPENSE):
Gain on settlement of debt	0	0	0	17,500
Interest expense	(99,277)	(87,119)	(213,604)	(170,996)
OTHER INCOME (EXPENSE)	(99,277)	(87,119)	(213,604)	(153,496)

Income (loss) before income
tax expense	(397,820)	(245,997)	(814,843)	48,618

INCOME TAX	0	0	800	800

NET INCOME (LOSS)	$(397,820)	$(245,997)	$(815,643)	$47,818

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months				Six Months
	2006		2005		2006		2005
NET INCOME PER COMMON SHARE:
Basic		$(.02)		$(.01)		$(.03)	$.00
Diluted	$	N/A	$	N/A	$	N/A	$.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND SUBSCRIBED:
Basic		26,234,653		24,598,263		26,234,653	23,928,740
Diluted		N/A		N/A		N/A	27,597,320

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Common Stock			Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
BALANCE, JANUARY 1, 2006	26,234,653	$26,235	$2,367,175	$(8,950,881)	$(6,557,471)
ISSUANCE OF STOCK OPTIONS FOR DIRECTOR COMPENSATION	0	0	19,620	0	19,620
NET (LOSS)	0	0	0	(815,643)	(815,643)
BALANCE, JUNE 30, 2006	26,234,653	$26,235	$2,386,795	$(9,766,524)	$(7,353,494)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(815,643)	$47,818
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	35,064	89,716
Amortization of licenses	12,061	276,530
Issuance of stock options for director compensation	19,620	0
Legal expenses and late fees paid by the issuance of debt	80,164	0
Provision for slow moving and obsolete inventories	0	33,571
Gain on settlement of debt	0	(17,500)
Changes in operating assets and liabilities:
Accounts receivable	378,439	1,105,130
Inventories	561,952	(402,043)
Prepaid expenses and other assets	58,821	(118,170)
Accounts payable and accrued expenses	(261,051)	(1,410,807)
Deposits from customers	185,882	672,834
Amounts due to related parties	(74,256)	5,819
Net cash provided by operating activities	181,053	282,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(6,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	0	26,500
Proceeds from debt, related party	40,000	0
Principal payments on long-term debt	(431,315)	(466,639)
Principal payments on debt, related party	(50,000)	0
Net cash (used) by financing activities	(441,315)	(440,139)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(260,262)	(163,483)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,298	316,488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,036	$153,005

(Continued)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$81,415	$106,521
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued and current period expenses	$0	$250,000

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNUADITED)

1. GENERAL

Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim period presented. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $816,000 through June 30, 2006 and a loss of $4,600,000 (which includes a $2,705,013 charge for impairment of the Lam license agreement) in the year ended December 31, 2005. Revenues for the six months ended June 30, 2006 are down approximately 38% from the prior year, the Company has negative working capital of approximately $7,600,000, and is in default on the majority of its term debt. In addition, on March 6, 2006, the Company received a notice of termination of its license agreement with Lam Research Corporation (“Lam”). The termination of the license agreement is not expected to have a material impact on future sales. The parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement. However, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. Lam recently entered the refurbishing market directly, which has had some impact on the Company’s revenue. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract dispute between Aspect and Lam. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, satisfactorily settlement of the Lam lawsuit, and ultimately to attain successful operations.

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

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method. The dilutive effect of potentially issuable securities was -0- shares and 3,668,580 shares for the six months ended June 30, 2006 and 2005, respectively.

Concentration of Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its temporary cash investments in reputable financial institutions.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At June 30, 2006, the Company had two customers whose balances exceeded 10% of gross accounts receivable, comprising 37% and 14%, respectively. (See Note 15)

Significant Customers - For the six months ended June 30, 2006, the Company had two customers whose revenues exceeded 10% of total revenues (13% and 20%). For the six months ended June 30, 2005, the Company had one customer whose revenues exceeded 10% of total revenues at 33% of total revenues. Revenues in 2006 and 2005 outside the United States include Europe 20% and 5%, and Asia 8% and 43%, respectively.

Significant Suppliers - For the six months ended June 30, 2006 and 2005, approximately 7% and 19%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). During March 2006, the Company received a notice of termination of its license agreement with Lam. However, the parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement. Therefore, the Company may continue to have significant purchases of inventory from Lam.

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

Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of June 30, 2006, as defined by FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Stock Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12. During the six months ended June 30, 2006, the Company issued 600,000 options to purchase the Company’s common stock to four members of the Company’s Board of Directors. For the six months ended June 30, 2006, the Company recorded an expense of $19,620 relating to the estimated fair value of the stock options using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below for the six months ended June 30, 2005:

Net income:
As reported	$47,818
Proforma	$31,629

Net Income per common stock share:
Basic:
As reported	$.00
Proforma	$.00
Diluted:
As reported	$.00
Proforma	$.00

Recently Issued Accounting Pronouncements -

There are no accounting standards with pending adoptions that have any applicability to the Company.

Reclassifications - Certain 2005 amounts have been reclassified to conform to 2006 presentations.

2. ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

Accounts receivable	$1,091,822
Allowance for doubtful accounts	(26,840)

Net accounts receivable	$1,064,982

3. INVENTORIES

A summary of inventories is as follows:

Parts and materials	$2,821,959
Work-in-process	504,527
Allowance for obsolescence	(2,097,575)

Net inventories	$1,228,911

4. PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation at June 30, 2006 consist of:

Office furniture, fixtures and equipment	$364,981
Leasehold improvements	444,669
Machinery and equipment	369,944
Laboratory tools	35,843
Software	10,000
1,225,437
Less accumulated depreciation	(1,100,620)

Total property and equipment	$124,817

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

The Company is currently in default on its payments; accordingly, the full amount has been classified as current in the consolidated balance sheet. The November 2005 through June 2006 inventory payments in the amount of approximately $254,000 and the September 2005 through June 2006 license payments totaling $560,000 have not been paid. During March 2006, the Company was notified that Lam was terminating the agreement. As a result, the Company recognized a full impairment if the license agreement in the amount of $2,705,013 at December 31, 2005.

During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract dispute between Aspect and Lam. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss.

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

The license and royalty payable at June 30, 2006 consisted of the following:

License payable	$1,405,042
Royalty payable	740,931
Total license and royalty payable	$2,145,973

Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 was due January 1, 2006, $490,045 was due April 1, 2006, $218,497 was due July 1, 2006, $225,408 will be due on October 1, 2006 and $290,013 will be due January 1, 2007. Although the Company’s current tight cash flow prevented these payments from being made, management has assured Axcelis that the delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate either of its agreements with the Company.

7. NOTES PAYABLE

The Company's term loan dated May 14, 2004 to Merrill Lynch was renegotiated during July 2006. Under the new agreement, the Company is required to make 8 monthly payments, commencing August 1, 2006, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment is due March 31, 2007. The loan continues to be secured by a first lien on the Company's total assets ($2,717,906 as of June 30, 2006) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company.	$679,156

On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. On May 1, 2006 the loan was renegotiated, under the new agreement, the Company is required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.	275,000

Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,243,506

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$839,109
Accrued commissions	236,208
Accrued payroll	178,517
Product warranty provision	330,865
Accrued interest	416,003
Sales and state income taxes payable	8,554
Total Accounts Payable and Accrued Expenses	$2,009,256

9. RELATED PARTY TRANSACTIONS

Amounts Due to Related Party

The Company has the following amounts due to its Chairman and CEO at June 30, 2006; the amounts due to the Chairman are delinquent and payable on demand:

Notes payable at 7.0%	$120,000
Note payable plus interest and late fee due October 24, 2005 (see Note 15)	53,750
Accrued interest on notes payable	77,425
Accrued salaries	172,663
Total Amount Due To Chairman	$423,838

On April 25, 2006, the Company received $40,000 from one of the Company’s employees under a promissory note. The note calls for interest in the amount of $4,000 and the principal balance to be due no later than July 25, 2006. At June 30, 2006, the following amounts were due to this employee (see Note 15):

Note payable	$40,000
Accrued interest on note payable	2,933
Total Amount Due To Employee	$42,933

Total Amount Due To Related Parties	$466,771

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

A summary of the option activity for the six months ended June 30, 2006 and 2005, pursuant to the terms of the DND Technologies, Inc. 2003 Stock Option Plan is as follows:

	2006		2005
		Weighted Average		Weighted Average
Options outstanding at beginning of the period	3,915,883	$.05	4,234,226	$.06
Granted	600,000	$.04	635,000	$.17
Exercised	-0-	$.07	(441,675)	$.06
Cancelled and expired	(190,000)	$.07	(133,501)	$.06

Options outstanding at end of the period	4,325,883		4,294,050

4,515,883 options are exercisable at June 30, 2006 (includes 140,000 options that were cancelled at June 30, 2006, but can be exercised for a period of six months after cancellation).

Information regarding stock options outstanding as of June 30, 2006 is as follows:

Price	$.05
Weighted average exercise price	$.07
Weighted average remaining contractual life	7 years 7 months

13. 401(k) PLAN

In January 2005, the Company sponsored a qualified defined contribution benefit plan covering substantially all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. During the six months ended June 30, 2006, the Company made contributions in the amount of $25,077.

14. MANAGEMENT PLANS

Management’s plan to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis payable, improved cash flow management, aggressive cost reductions, satisfactorily settlement of the Lam lawsuit, and the creation of additional sales and profits across its product lines.

15. SUBSEQUENT EVENTS

Due to customer payments received in July 2006, the large receivable percentages for two customers noted under Note 1. “Concentration of Risk” are now at 4% and 0% respectively.

The $53,750 note payable due to the Company Chairman and CEO listed under Note 9. “Related Party Transactions” was fully repaid in July 2006.

Also under Note 9. “Related Party Transactions” the balance due to a Company employee was also fully repaid in August 2006.

During July 2006, we finalized a new agreement for repayment of the Merrill Lynch loan. The new agreement calls for principal payments in the amount of $24,958 plus interest, at 4% plus prime, through March 1, 2007 with all remaining principal and interest due on or before March 31, 2007. The new agreement also calls for the subordination of any notes payable to Mr. Doug N. Dixon and Mr. Lynn Brewer, until such time that the debt due to Merrill Lynch is paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Aspect Systems, Inc., a wholly-owned subsidiary of DND Technologies, Inc. is a global provider of specialized equipment, parts and support services to the semiconductor industry. ASI is the original equipment manufacturer of Advanced AutoEtch equipment previously designed and manufactured by Lam Research. Through exclusive license agreements negotiated with Axcelis Technologies, ASI has also become the original equipment manufacturer of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. Additionally, ASI offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of remanufactured Rainbow and TCP plasma etch systems and the ASI MX and Arista system products. ASI has a website located at www.aspectsys.com. Information on this website is not a part of this report.

Even though our cash flow problems caused by significant indebtedness have hampered our ability to meet demand, we have experienced a significant increase in market demand for our subsidiary's products during the past two years. The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to, increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and management believes we could have matched these revenues in 2005 and into 2006 if our cash flow difficulties had not limited our ability to produce our products. Nevertheless we expect demand for our products to continue to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future. Our backlog of orders as of July 31, 2006 was approximately $2.9 million.

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

1. Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $816,000 through June 30, 2006 with sales down approximately 38% from the prior period, has negative working capital of approximately $7,600,000, and is in default on its payments on the majority of its term debt. In addition, during the six months ended June 30, 2006, the Company received a notice of termination of its license agreement with Lam. The termination of the license agreement is not expected to have a material impact on future sales, however, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. Lam recently entered the refurbishing market directly, which has had some impact on the Company’s revenue. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract dispute between Aspect and Lam. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis debt, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. In addition, management believes that it will be able to significantly reduce, or eliminate, its payables to Lam based on the outcome of the pending litigation, but there is no assurance that this will occur.

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

4. Impairment of Long-Lived Assets

The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets. No impairment was recognized in the period ended June 30, 2006.

The Three Months Ended June 30, 2006 Compared To The Three Months Ended June 30, 2005.

Selected Financial Information

	Three Months Ended		Increase
	06/30/2006	06/30/2005	(Decrease)

Statements of Operations
Total Revenue	$2,095,083	$2,267,260	$(172,177)
Cost of Revenue:
Costs of revenues	1,515,970	1,629,608	(113,638)
Reserve for slow moving and
obsolete inventory	3,721	(94,438)	98,159
Research and development	64,570	45,281	19,289
Sales and marketing, including licensing fees, royalties and commissions	459,356	393,913	65,443
General and administrative	350,009	451,774	(101,765)
Total Operating Expenses	2,393,626	2,426,138	(32,512)
(Loss) from Operations	(298,543)	(158,878)	(139,665)
Other Income (Expense):
Interest Expense	(99,277)	(87,119)	(12,158)
(Loss) Before Income Tax Expense	(397,820)	(245,997)	(151,823)
Income Tax Expense	0	0	0
Net Income	$(397,820)	$(245,997)	$(151,823)
Net Income Per Share
Basic	(0.02)	(0.01)	(0.01)
Diluted	N/A	N/A	N/A

Results of Operations

Our revenue decrease of $172,177, or 8%, to $2,095,083 in the three months ended June 30, 2006 from $2,267,260 in the three months ended June 30, 2005, was primarily due to a decrease in sales from our parts, assemblies, and consumables category of $302,934 offset by an increase in systems/chiller sales of $171,539. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	Three Months Ended		Increase
	June 30, 2006	June 30, 2005	(Decrease)
Systems and chillers	$1,162,755	$991,216	$171,539
Parts, assemblies and consumables	884,992	1,187,926	(302,934)
Field service and training	47,336	88,118	(40,782)
	$2,095,083	$2,267,260	$(172,177)

Cost of Revenues

Our dollar amount of cost of revenues decreased $113,638 or 7%, to $1,515,970 in 2006 from $1,629,608 in 2005. This decrease is a direct reflection of the 8% decrease in sales during the same period.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the three months ended June 30, 2006, we recorded a $3,721 increase to the reserve due to an analysis of inventory items. In the three months ended June 30, 2005, we recorded a $94,438 decrease in our reserve due to an analysis of inventory items.

Research and Development

Research and development costs increased $19,289, or 43%, to $64,570 in the three months ended June 30, 2006 from $45,281 in the three months ended June 30, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $26,389, an increase in product development of $14,144, and a decrease of $19,389 related to prior year research and development expense on the NCS (Nitrogen Clean System) product line. Although we have added another person to our R&D department to increase development of our own parts, we normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs increased $65,443 or 17% to $459,356 in the three months ended June 30, 2006 from $393,913 in the three months ended June 30, 2005. This increase is due to the increase in our Axcelis license and royalty expense of $223,303 or 310% to $295,371 during the three months ended June 30, 2006 from $72,068 during the three months ended June 30, 2005 as our sales of these products increased by approximately $959,000. This increase is offset by a decrease in payroll and employee benefits in the amount of $25,595 or 21% to $97,991 during the three months ended June 30, 2006 from $123,586 during the three months ended June 30, 2005 and a decrease of $130,888 in our Lam royalty expense.

General and Administrative

	Three Months Ended		Increase
	06/30/2006	06/30/2005	(Decrease)

General and Administrative
Salaries and wages	$176,453	$264,548	$(88,095)

Professional fees	73,616	45,009	28,607
Occupancy Expense, less amount allocated to Cost of Revenue	46,255	45,439	816
Depreciation Expense, less amount allocated to Cost of Revenue	3,724	29,017	(25,293)
Other general and administrative expenses	49,961	67,761	(17,800)
Total General and Administrative	$350,009	$451,774	$(101,765)

Salaries and wages decreased $88,095 or 33% to $176,453 in the three months ended June 30, 2006 as compared to $264,548 in the three months ended June 30, 2005. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace these employees.

Professional fees increased $28,607 or 64%, to $73,616 in 2006 from $45,009 in 2005, primarily due to additional work on our required filings and amounts owed to Merrill Lynch for legal fees relating to our term loan agreement default and extension proceedings.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas. These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Depreciation expense decreased $25,293 or 87%, to $3,724 in 2006 from $29,017 in 2005 due to several assets becoming fully depreciated during 2005.

Other general and administrative expenses decreased $17,800 or 26%, to $49,961 in 2006 from $67,761 in 2005. This decrease is a result of our efforts to reduce incidental expenses wherever possible in order to manage our tight cash flow.

Interest Expense

Interest expense for the three months ended June 30, 2006 ($99,277) has increased over the comparable period of 2005 ($87,119) by $12,158 or 14% due primarily to the new loans acquired in the fourth quarter of 2005.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $397,820 for the three months ended June 30, 2006, compared to a net loss of $245,997 for the three months ended June 30, 2005.

The Six Months Ended June 30, 2006 Compared To The Six Months Ended June 30, 2005.

Selected Financial Information

	Six Months Ended		Increase
	06/30/2006	06/30/2005	(Decrease)

Statements of Operations
Total Revenue	$4,083,453	$6,627,595	$(2,544,142)
Operating Expenses:
Costs of revenues	2,891,324	4,351,747	(1,460,423)
Reserve for slow moving and
obsolete inventory	(18,915)	33,571	(52,486)
Research and development	127,400	66,408	60,992
Sales and marketing	857,306	1,041,367	(184,061)
General and administrative	827,577	932,388	(104,811)
Total Operating Expenses	4,684,692	6,425,481	(1,740,789)
Income (Loss) from Operations	(601,239)	202,114	(803,353)
Other Income (Expense):
Gain on settlement of debt	0	17,500	(17,500)
Interest Expense	(213,604)	(170,996)	(42,608)
Income (Loss) Before Income Tax Expense	(814,843)	46,618	(861,461)
Income Tax Expense	800	800	0
Net Income	$(815,643)	$47,818	$(863,461)
Net Income Per Share
Basic	(.03)	.00	(.03)
Diluted	N/A	.00	N/A

Results of Operations

Our revenue decrease of $2,544,142, or 38%, from $6,627,595 in the six months ended June 30, 2005 to $4,083,453 in the six months ended June 30, 2006, was due to a reduction in systems and chiller sales in the amount of $1,721,095 and a decrease in sales from our parts, assemblies, and consumables category in the amount of $797,186. System sales are down due to 2006 having three less system sales than 2005 and a change in the product mix which resulted in a lower per unit sales price during 2006. The reduction in the number of systems sold was due to a combination of our inability to take new orders due to cash flow problems and delays in filling orders. Due to our tight cash flow situation and the increased funding needs for system sales, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	Six Months Ended		Increase
	June 30, 2006	June 30, 2005	Decrease
Systems and chillers	$2,103,622	$3,824,717	$(1,721,095)
Parts, assemblies and consumables	1,900,713	2,697,899	(797,186)
Field service and training	79,118	104,979	(25,861)
	$4,083,453	$6,627,595	$(2,544,142)

Cost of Revenues

Our cost of revenues decreased $1,460,423 or 34% from $3,824,717 in the six months ended June 30, 2005 to $2,103,622 in the six months ended June 30, 2006. This decrease is directly related to the 38% decrease in total revenue for the six months ended June 30, 2005. Our cost of revenues as a percentage of revenues for the six months ended June 30, 2006 was 71% as compared to 66% for the six months ended June 30, 2005.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the first six months of 2006, we recorded an $18,915 decrease to the reserve due to an analysis of inventory items. In the six months ended June 30, 2005, we recorded a $33,571 increase in our reserve.

Research and Development

Research and development costs increased $60,992 or 92%, to $127,400 in the six months ended June 30, 2006 from $66,408 in the six months ended June 30, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $55,914 and an increase of $7,341 related to outside engineering and in-house expenses for product development. Although we have added another person to our R&D department to increase development of our own parts, we normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $184,061 or 18% to $857,306 in the six months ended June 30, 2006 from $1,041,367 in the six months ended June 30, 2005. This decrease is primarily due to the decrease in Lam royalty expense of $261,775 along with a decrease in commissions in the amount of $95,965 or 47% to $106,941 from $202,907 during 2005 as a direct result of decreased sales. These decreases were offset by an increase of $220,704 or 72% to $526,136 in Axcelis license and royalty expense during the six months ended June 30, 2006 from $305,432 during the six months ended June 30, 2005 as the sales of this product line increased.

General and Administrative

	Six Months Ended		Increase
	06/30/2006	06/30/2005	(Decrease)

General and Administrative
Salaries and wages	$390,379	$527,235	$(136,856)
Professional fees	227,219	117,280	109,939
Occupancy Expense, less amount allocated to Cost of Revenue	90,016	96,369	(6,353)
Depreciation Expense, less amount allocated to Cost of Revenue	8,853	58,092	(49,239)
Other general and administrative expenses	111,110	133,412	(22,302)
Total General and Administrative	$827,577	$932,388	$(104,811)

Salaries and wages decreased $136,856 or 26% to $390,379 in the six months ended June 30, 2006 as compared to $527,235 in the six months ended June 30, 2005. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace these employees.

Professional fees increased $109,939 or 94%, to $227,219 in 2006 from $117,280 in 2005, primarily due to additional work on our required filings and amounts owed to Merrill Lynch for legal fees relating to our term loan agreement default and extension proceedings.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas. These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Depreciation expense decreased $49,239 or 85%, to $8,853 in 2006 from $58,092 in 2005 due to several assets becoming fully depreciated during the 2005.

Other general and administrative expenses decreased $22,302 or 17%, to $111,110 in 2006 from $133,412 in 2005. Although we cannot be certain this decrease will continue, we are reducing incidental expenses wherever possible in order to manage our tight cash flow.

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

Interest Expense

Interest expense for the six months ended June 30, 2006 ($213,604) has increased over the comparable period of 2005 ($170,996) by $42,608 or 25% due primarily to the new loans acquired in the fourth quarter of 2005.

Net Income

Primarily as a result of the foregoing we had net loss of $815,643 for the six months ended June 30, 2006, compared to a net income of $47,818 for the six months ended June 30, 2005.

Capital Resources

	Six Months Ended		Favorable
Working Capital	06/30/2006	06/30/2005	(Unfavorable)

Current Assets	$2,476,630	$5,240,599	$(2,763,969)
Current Liabilities	$(10,051,480)	$(10,500,058)	$448,578
Deficit Working Capital	$(7,574,850)	$(5,259,459)	$(2,315,391)
Long-term Debt	$(19,920)	$(11,539)	$(8,381)
Stockholders' (Deficit)	$(7,353,494)	$(1,957,541)	$(5,395,953)

As of June 30, 2006, we were in default of our payment terms on the majority of our term debt. As a result, the approximately $2.5 million of term debt due beyond twelve months was classified as current in the consolidated balance sheet.

Included in current liabilities is a total of $2,145,973 that is owed to Axcelis for license and royalty fees. Of this amount, $293,983 was due April 1, 2005, $333,309 was due July 1, 2005, $228,007 was due October 1, 2005, $66,711 was due January 1, 2006, $490,045 was due April 1, 2006, $218,497 was due July 1, 2006, $225,408 will be due October 1, 2006 and $290,013 will be due January 1, 2007. Also included in current liabilities is a total of $3,555,317 in inventory payments and license and royalty fees owed to Lam. Of this amount, approximately $814,000 was past due as of June 30, 2006, and the remainder is future payments which were classified as current due to these past due payments. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract dispute between Aspect and Lam. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss.

 On May 1, 2006, we received an agreement from Cornell Capital to extend the repayment terms of their bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.

During July 2006, we finalized a new agreement for repayment of the Merrill Lynch loan. The new agreement has not yet been executed by Merrill Lynch, but management believes it is final and has begun making payments under it. The amount outstanding under this agreement was $679,156 at June 30, 2006. The new agreement calls for principal payments in the amount of $24,958 plus interest, at prime plus 4%, through March 1, 2007 with all remaining principal and interest due on or before March 31, 2007. The new agreement also calls for the subordination or any notes payable to Mr. Doug N. Dixon and Mr. Lynn Brewer, until such time that the debt due to Merrill Lynch is paid in full.

Statements of Cash Flows Selected Information

	Six Months Ended
	06/30/06	06/30/05
Net Cash Provided (Used) By:
Operating Activities	$181,053	$282,898
Investing Activities	-0-	(6,242)
Financing Activities	(441,315)	(440,139)

Operating Activities

For the six months ended June 30, 2006, cash provided by operating activities of $181,053 was primarily attributed to a decrease in accounts receivable in the amount of $378,439, a $561,952 decrease in inventories as well as an increase of $185,882 in customer deposits and a $515,421 increase in the Axcelis license and royalty accrual. These amounts were offset by our net loss of $815,643, and a reduction in our accounts payable and accrued expenses of $776,472. During the six months ended June 30, 2006 our non-cash reconciling items included depreciation and amortization expense of $35,064 and $12,061, respectively and the issuance of stock options for director compensation in the amount of $19,620. We also paid $80,164 of legal expenses and late fees related to our loan with Merrill Lynch through the issuance of debt.

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

Investing Activities

During the six months ended June 30, 2006 and 2005, cash was used by investing activities for purchases of equipment in the amounts of $-0- and $6,242, respectively.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the six months ended June 30, 2006 used $441,315 in cash flows as compared to $440,139 used in the six months ended June 30, 2005.

In the six months ended June 30, 2006, $431,315 and $50,000 was used for the repayment of long-term debt and related party debt, respectively, as compared to $466,639 in the six months ended June 30, 2005 in which we also received $26,500 from the exercise of common stock options.

Liquidity and Capital Resources

Although sales for the six months ended June 30, 2006 were down from June 30, 2005 by $2,544,142, our sales backlog at June 30, 2006 was approximately $2.7 million. To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was paid in full in March 2005), two additional term loans totaling $525,000 (of which one for $225,000 was paid in January 2006 and as of June 30, 2006, $25,000 has been paid on the other), and a $125,000 loan from a related party (which was fully repaid in July 2006). Our subsidiary's restructured term loan (the "New Loan") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") had a balance of $679,156 as of June 30, 2006, requires payments over a term of 8 months at an interest rate of the prime rate plus four percent (4%) with a balloon payment in March 2007. The New Loan is guaranteed by the Company and Douglas Dixon, our Chief Executive Officer, and is secured by a first lien on our total assets. In addition, the New Loan calls for the subordination or any notes payable to Mr. Doug N. Dixon and Mr. Lynn Brewer, until such time that the debt due to Merrill Lynch is paid in full.

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

On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam, which, among other things, restructured the terms of payment for the inventory purchases made as a part of the original agreement. Under the new terms, we were required to pay a revised balance of $871,596 for the original inventory purchases in 30 equal installment payments of $28,220, which began on August 1, 2004 and end January 1, 2007, with an additional payment of $90,000 that was due and paid on September 30, 2004. An additional inventory transfer of $65,000 took place in August 2004, and was added to this outstanding balance for a total of $936,596.

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $1,598,000 has been expensed and $1,296,000 of the expensed amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. Of the $750,000 license fee, approximately $109,000 has been expensed and the full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%.

As of July 25, 2006, we continued to remain past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled approximately $814,000 as of June 30, 2006, and past due payments to Axcelis totaled $1,630,552 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract dispute between Aspect and Lam. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. Management believes that Lam is in breach of this agreement, and as a result is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.6 million due under the agreement, our liquidity would improve significantly. However, there is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt. On August 1, 2006, Lam notified ASI by letter that it would no longer sell spare parts to ASI due to the pending litigation. Management believes that the impact of this will be minimal, as most spare parts can be obtained from sources other than Lam, but there are a few spare parts that can only be obtained from Lam.

On July 22, 2005, we entered into a promissory note with Cornell Capital for $300,000. The loan originally called for interest to accrue at 12% with payments in the amount of $20,000 to be made weekly beginning October 21, 2005 with the final payment of $34,121 due on January 27, 2006. On May 1, 2006, we received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.

On August 24, 2005 we entered into a promissory note with our Chief Executive Officer, Mr. Dixon, and received $125,000. The loan had an interest fee of $12,500, was due October 24, 2005 and was secured by a lien on the inventories and accounts receivable of ASI that was subordinate to the lien held by Merrill Lynch. In July 2006, this loan repayment was completed.

On August 25, 2005 we entered into a promissory note with Mr. Lynn Brewer and received $225,000. The loan had an interest fee of $22,500 and was due October 24, 2005. The note was secured by 3,000,000 shares of our common stock, owned by our Chief Executive Officer, Mr. Dixon. This note was repaid in January 2006.

On April 25, 2006, the Company received $40,000 from one of the Company’s employees under a promissory note. The note called for interest in the amount of $4,000 and the principal balance, to be due no later than July 25, 2006. During August 2006, this note was repaid.

The Company's current tight cash flow and our lawsuit filed against Lam have prevented us from making required payments on the majority of our debt. As of June 30, 2006, the majority of this is comprised of approximately $3,600,000 owed to Lam and $2,100,000 owed to Axcelis.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of June 30, 2006, we had $132,036 in cash on hand. Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result. Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future.

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

•
Lam has terminated its agreement with us and we have filed suit against Lam. There is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt.

•	We are in default on approximately $3,600,000 due to Lam and there can be no assurance that we will not have to pay all or part of this amount.

•
We are past due on approximately $2,100,000 in payments to Axcelis. While Axcelis has to date been willing to provide us with additional time to make payments, Axcelis could terminate our license agreements with it upon ninety days written notice. We would have that notice period in which to make the past due payments and avoid termination. Management is exploring payment options, which may include use of funds from operations or funds from other sources.

•	Our term loan with Merrill Lynch is secured by a first lien on all of our assets.

•	In the past, our auditors have identified certain weaknesses in our internal control over financial reporting and we have taken and are continuing to take specific steps to address these issues.

•	Future sales of common stock by Cornell Capital Partners and its affiliates may adversely affect our stock price.

•
We depend on Dennis Key, our CFO and CEO of ASI, and his relationships within the semiconductor industry. His loss would seriously disrupt our operations. Our CEO, Douglas Dixon, is gradually decreasing his involvement with the Company in anticipation of retirement. We anticipate that Mr. Key will continue to maintain Mr. Dixon's relationships within the semiconductor industry.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2006. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, as disclosed in our Form 10-QSB filed on May 16, 2005, our management received a letter from the Company's independent auditors on May 10, 2005 that identified certain weaknesses in our internal control over financial reporting. Our management is in the process of implementing changes to our internal control over financial reporting to address primarily two issues. Our subsidiary's new Vice President of Operations, hired in July 2005, is exploring ways to improve how we use our inventory accounting software to prevent adjustments to the valuation of items without proper approval or identification that a change has been made and to improve the tracking of our inventory at foreign locations. As the Company’s inventory at foreign locations has decreased significantly in the past several months, tracking and monitoring of this inventory has improved. Due to our limited accounting headcount, which is sometimes typical of smaller companies, and which impacts our ability to segregate duties to some degree, we monitor our financial data very closely through the use of various trended subsidiary reports, statements, and a detailed and departmentalized chart of accounts.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.26	Forbearance Agreement, dated July 17, 2006 by and among Merrill Lynch Business Financial Services, Inc., the Company, Aspect Systems, Inc. and Douglas N. Dixon

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(b)  Reports on Form 8-K:

On June 13, 2006, the Company filed a Current Report on Form 8-K disclosing the termination of its agreement with Lam Research Corp. and its filing of a complaint against Lam.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2006
DND TECHNOLOGIES, INC., a Nevada corporation

	By	/s/ Douglas N. Dixon
Douglas N. Dixon, Chief Executive Officer

By	/s/ G. Dennis Key
G. Dennis Key, Chief Financial Officer