Form 10QSB
period 2006-09-30
DND TECHNOLOGIES INC
filed 2006-11-14
CIK 1118344

United States Securities and Exchange Commission
Washington, d.c. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of November 11, 2006
Common stock, $0.001 par value	26,234,653

The issuer is not using the Transitional Small Business Disclosure format.

DND TECHNOLOGIES, INC.

i

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,945
Accounts receivable, net	482,684
Inventories, net	1,032,854
Prepaid expenses	57,406
Total current assets	1,746,889

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	113,601
LICENSE AGREEMENTS, Net of accumulated amortization	89,286
OTHER	21,816

TOTAL ASSETS	$1,971,592

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,131,133
Capital leases payable, current portion	15,727
Accounts payable and accrued expenses	1,964,773
Deposits from customers	482,053
Payables, Lam Research Corporation	3,555,317
License and royalty payable, Axcelis	2,363,472
Amounts due to related party	321,393
Total current liabilities	9,833,868

LONG TERM LIABILITIES:
Capital leases payable, long term portion	13,967

STOCKHOLDERS' DEFICIT:
Preferred stock, par value, $.001 per share; authorized, 10,000,000 shares; issued and outstanding, -0- shares	-
Common stock, par value, $.001 per share; authorized, 50,000,000 shares; issued and outstanding, 26,234,653 shares	26,235
Paid-in capital	2,386,795
Accumulated deficit	(10,289,273)
Total stockholders' deficit	(7,876,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,971,592

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months		Nine Months
	2006	2005	2006	2005

REVENUE:
Systems and chillers	$710,967	$1,495,749	$2,814,589	$5,320,466
Parts, assemblies and consumables	743,793	944,310	2,644,506	3,642,209
Field service and training	46,248	33,987	125,366	138,966
Total revenue	1,501,008	2,474,046	5,584,461	9,101,641

OPERATING EXPENSES:
Cost of revenues	1,185,114	2,044,447	4,076,438	6,396,194
Reserve for slow moving
and obsolete inventory	79,371	127,343	60,456	160,914
Research and development	50,369	44,905	177,769	111,313
Sales and marketing	334,682	842,637	1,191,988	1,884,004
General and administrative	295,316	436,629	1,122,893	1,369,017
Total operating expenses	1,944,852	3,495,961	6,629,544	9,921,442

LOSS FROM OPERATIONS	(443,844)	(1,021,915)	(1,045,083)	(819,801)

OTHER INCOME (EXPENSE):
Gain on sale of assets	29,046	0	29,046	0
Gain on settlement of debt	0	0	0	17,500
Interest expense	(107,951)	(131,670)	(321,555)	(302,666)
OTHER INCOME (EXPENSE)	(78,905)	(131,670)	(292,509)	(285,166)

Loss before income
tax expense	(522,749)	(1,153,585)	(1,337,592)	(1,104,967)

INCOME TAX	0	0	800	800

NET LOSS	$(522,749)	$(1,153,585)	$(1,338,392)	$(1,105,767)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months		Nine Months
	2006	2005	2006	2005
NET LOSS PER COMMON SHARE:
Basic and diluted	$(.02)	$(.04)	$(.05)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND SUBSCRIBED:
Basic and diluted	26,234,653	26,121,066	26,234,653	24,667,546

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Common Stock		Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCE, JANUARY 1, 2006	26,234,653	$26,235	$2,367,175	$(8,950,881)	$(6,557,471)
ISSUANCE OF STOCK OPTIONS FOR DIRECTOR COMPENSATION	0	0	19,620	0	19,620
NET (LOSS)	0	0	0	(1,338,392)	(1,338,392)
BALANCE, SEPTEMBER 30, 2006	26,234,653	$26,235	$2,386,795	$(10,289,273)	$(7,876,243)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,338,392)	$(1,105,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	46,280	131,894
Amortization of licenses	17,418	414,797
Issuance of stock options for director compensation	19,620	0
Legal expenses and late fees paid by the issuance of debt	80,164	0
Provision for slow moving and obsolete inventories	60,456	0
Gain on sale of assets	(29,046)	0
Gain on settlement of debt	0	(17,500)
Changes in operating assets and liabilities:
Accounts receivable	960,737	1,198,734
Inventories	697,553	(802,740)
Prepaid expenses and other assets	52,116	(109,209)
Accounts payable and accrued expenses	(88,035)	(415,699)
Deposits from customers	49,281	816,209
Amounts due to related party	(125,884)	16,420
Net cash provided by operating activities	402,268	127,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(11,242)
Proceeds from the sale of assets	29,046	0
Net cash (used) provided by investing activities	29,046	(11,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	0	34,750
Proceeds from debt	0	525,000
Proceeds from debt, related party	40,000	125,000
Principal payments on long-term debt	(545,917)	(959,364)
Principal payments on debt, related parties	(143,750)	0
Net cash (used) by financing activities	(649,667)	(274,614)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(218,353)	(158,717)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,298	316,488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,945	$157,771

(Continued)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$102,929	$173,120
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued and current period expenses	$0	$323,500

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNUADITED)

1. GENERAL

Presentation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim period presented. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,338,000 through September 30, 2006 and a loss of approximately $4,600,000 (which includes a $2,705,013 charge for impairment of the Lam license agreement) in the year ended December 31, 2005. Revenues for the nine months ended September 30, 2006 are down approximately 39% from the prior year, the Company has negative working capital of approximately $8,000,000, and is in default on the majority of its term debt. In addition, on March 6, 2006, the Company received a notice of termination of its license agreement with Lam Research Corporation (“Lam”). The termination of the license agreement is not expected to have a material impact on future sales. The parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement. However, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. Lam recently entered the refurbishing market directly, which has had some impact on the Company’s revenue. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management believes that the complaint is justified, and that the Company has suffered substantial damages.  Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. The going concern and pending litigation with Lam have impacted our sales as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, satisfactorily settlement of the Lam lawsuit, and ultimately to attain successful operations.

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

ASI is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Lam AutoEtch, Rainbow, and TCP plasma etch systems, plus a variety of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 platforms, and the Arista and Arista Dual platforms. Elements of support include spare parts and assemblies, and various engineering services.

Principles of Consolidation - The consolidated financial statements include the accounts of DND Technologies, Inc. and its wholly-owned subsidiaries ASI and ASI Team Asia Ltd. All material inter-company accounts and transactions have been eliminated.

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 4,375,883 shares and 2,352,314 shares for the nine months ended September 30, 2006 and 2005, respectively.

Concentration of Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its temporary cash investments in reputable financial institutions.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At September 30, 2006, the Company had one customer whose balance exceeded 10% of gross accounts receivable, at 11%.

Significant Customers - For the nine months ended September 30, 2006, the Company had one customer whose revenues exceeded 10% of total revenues (18%). For the nine months ended September 30, 2005, the Company had one customer whose revenues exceeded 10% of total revenues (19%). Revenues in 2006 and 2005 outside the United States include Europe 17% and 6%, and Asia 8% and 44%, respectively.

Significant Suppliers - For the nine months ended September 30, 2006 and 2005, approximately 5% and 19%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). During March 2006, the Company received a notice of termination of its license agreement with Lam. However, the parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which are not covered by the Lam Agreement.

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

Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of September 30, 2006, as defined by FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Stock Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123.  For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 12. During the nine months ended September 30, 2006, the Company issued 600,000 options to purchase the Company’s common stock to four members of the Company’s Board of Directors. For the nine months ended September 30, 2006, the Company recorded an expense of $19,620 relating to the estimated fair value of the stock options using the Black-Scholes option-pricing model.

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

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below for the nine months ended September 30, 2005:

Net (loss):
As reported	$(1,105,767)
Proforma	$(1,139,531)

Net Income per common stock share:
Basic and diluted:
As reported	$(.04)
Proforma	$(.05)

Recently Issued Accounting Pronouncements -

There are no accounting standards with pending adoptions that have any applicability to the Company.

Reclassifications - Certain 2005 amounts have been reclassified to conform to 2006 presentations.

2. ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

Accounts receivable	$509,750
Allowance for doubtful accounts	(27,066)
Net accounts receivable	$482,684

3. INVENTORIES

A summary of inventories is as follows:

Parts and materials	$2,694,027
Work-in-process	514,445
Allowance for obsolescence	(2,175,618)
Net inventories	$1,032,854

4. LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

In November 2003, the Company entered into an agreement with Axcelis acquiring an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semi-conductor manufacturing equipment now marketed under the ASI trade names MX-1 and MX-10. The agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 fee has been paid and a declining royalty (from 10% down to 2%) on related sales through December 31, 2010.

In August 2004, the Company entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sized up to 200mm now marketed under the ASI trade names Arista and Arista Dual. The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011.

The license and royalty payable at September 30, 2006 consisted of the following:

License payable	$1,555,618
Royalty payable	807,854
Total license and royalty payable	$2,363,472

Following is a summary of the payment schedule for the license and royalty payable:

April 1, 2005	$293,983
July 1, 2005	333,309
October 1, 2005	228,007
January 1, 2006	66,711
April 1, 2006	490,045
July 1, 2006	218,497
October 1, 2006	225,408
January 1, 2007	290,013
April 1, 2007	217,499
Total license and royalty payable	$2,363,472

Although the Company’s current tight cash flow prevented these payments from being made, management has assured Axcelis that the delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate either of its agreements with the Company.

5. NOTES PAYABLE

The Company's term loan dated May 14, 2004 to Merrill Lynch was renegotiated during July 2006. Under the new agreement, the Company is required to make 8 monthly payments, commencing August 1, 2006, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment is due March 31, 2007. The loan continues to be secured by a first lien on the Company's total assets ($1,971,592 as of September 30, 2006) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company.	$604,283
On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. On May 1, 2006 the loan was renegotiated, under the new agreement, the Company is required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.	237,500
Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,131,133

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:
Trade accounts payable	$831,536
Accrued commissions	154,716
Accrued payroll	195,171
Product warranty provision	292,741
Accrued interest	481,184
Sales and state income taxes payable	9,425
Total Accounts Payable and Accrued Expenses	$1,964,773

7. EMPLOYEE STOCK OPTIONS

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

A summary of the option activity for the nine months ended September 30, 2006 and 2005, pursuant to the terms of the DND Technologies, Inc. 2003 Stock Option Plan is as follows:

	2006		2005
		Weighted Average		Weighted Average
Options outstanding at beginning of the period	3,915,883	$.05	4,234,226	$.06
Granted	600,000	$.04	635,000	$.17
Exercised	-0-	$.00	(579,175)	$.06
Cancelled and expired	(440,000)	$.04	(179,168)	$.06

Options outstanding at end of the period	4,075,883		4,110,883

4,375,883 options are exercisable at September 30, 2006 (includes 300,000 options that were cancelled at September 30, 2006, but can be exercised for a period of six months after cancellation).

Information regarding stock options outstanding as of September 30, 2006 is as follows:

Price	$ .05
Weighted average exercise price	$ .07
Weighted average remaining contractual life	7 years 4 months

8. 401(k) PLAN

In January 2005, the Company sponsored a qualified defined contribution benefit plan covering substantially all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. During the nine months ended September 30, 2006, the Company made contributions in the amount of $38,746.

9. MANAGEMENT PLANS

Management’s plan to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis payable, improved cash flow management, aggressive cost reductions, satisfactorily settlement of the Lam lawsuit, and the creation of additional sales and profits across its product lines.

10. SUBSEQUENT EVENTS

As a cost savings measure, the Company incurred an approximately 30% reduction in force during this quarter, with the Texas operation being significantly reduced in scope of work and staffing. The actual number of staff reductions in both Texas and Arizona was approximately the same.

Item 2. Management's Discussion and Analysis

Aspect Systems, Inc., a wholly-owned subsidiary of DND Technologies, Inc. is a global provider of specialized equipment, parts and support services to the semiconductor industry. ASI is the original equipment manufacturer of Advanced AutoEtch equipment previously designed and manufactured by Lam Research. Through exclusive license agreements negotiated with Axcelis Technologies, ASI has also become the original equipment manufacturer of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10, and the Arista and Arista Dual platforms. Additionally, ASI offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is derived from the marketing and sale of remanufactured Rainbow and TCP plasma etch systems and the ASI MX and Arista system products. ASI has a website located at www.aspectsys.com. Information on this website is not a part of this report.

The going concern and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. Even though our cash flow problems caused by significant indebtedness have hampered our ability to meet sales demands, until this quarter ended September 30, 2006 we had experienced a significant increase in market demand for our subsidiary's products during the past two years. The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to, increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and management believes we could have matched these revenues in 2005 and 2006 if our cash flow difficulties had not limited our ability to meet customer expectations. Our backlog of orders as of October 31, 2006 was approximately $1.5 million. Nevertheless, we expect that demand for products that are produced by companies such as ASI will continue to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future.

System sales require large up-front expenditures. As a result, we are challenged by the difficulties of cash flow management as we strive to meet the demands of custom orders, our debt obligations and expense commitments. Our ongoing efforts to continuously improve our production and reporting systems are aimed at assisting in this effort. Each new revenue opportunity is accompanied by the related problem of attaining sufficient cash to purchase the necessary parts to achieve success. Our business periodically faces significant ongoing cash flow issues, particularly when we receive substantial orders, because of the amount of time between our purchase of parts, assembly and delivery of products and payment for those products. When equipment orders are postponed or payment from customers is delayed, we are forced to defer repayment of obligations to creditors or service providers, obstructing our ability to capture additional revenue opportunities. We continue to pursue various financing alternatives but have not been successful in obtaining badly needed capital. As a result, our cash flow shortage has caused us to suffer significant shipping delays and loss of revenues from orders we could not fill on a timely basis. In addition, we have experienced a reduction in orders for system sales as these orders require a significant up-front deposit from customers and some customers have been reluctant to place an order given our going concern issues and pending litigation with Lam, as they feel their deposit may be at risk.

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

1.  Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,338,000 through September 30, 2006 with sales down approximately 39% from the nine months ended September 30, 2005, has negative working capital of approximately $8,000,000, and is in default on its payments on the majority of its term debt. In addition, during the nine months ended September 30, 2006, the Company received a notice of termination of its license agreement with Lam. The termination of the license agreement is not expected to have a material impact on future sales, however, when the Company initially entered into the license agreement with Lam, being a Lam-approved supplier of certain equipment helped the Company establish relationships with certain customers. If Lam enters into a similar arrangement with a new company, it is possible that this could have a material impact on future sales to the extent the new Lam-approved supplier is able to persuade the Company's existing customers to change suppliers; however, management believes that its relationships with its customers are strong enough to minimize this risk. Lam recently entered the refurbishing market directly, which has had some impact on the Company’s revenue. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. The going concern and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis debt, a continuation of meticulous cash flow management, aggressive cost reductions, and aggressive pursuit of additional sales and profits across its product lines. In addition, management believes that it will be able to significantly reduce, or eliminate, its payables to Lam based on the outcome of the pending litigation, but there is no assurance that this will occur.

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

           4.  Impairment of Long-Lived Assets

The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets. No impairment was recognized in the nine months ended September 30, 2006.

The Three Months Ended September 30, 2006 Compared To The Three Months Ended September 30, 2005.

Selected Financial Information

	Three Months Ended
	09/30/2006	09/30/2005	Increase (Decrease)

Statements of Operations
Total Revenue	$1,501,008	$2,474,046	$(973,038)
Cost of Revenue:
Costs of revenues	1,185,114	2,044,447	(859,333)
Reserve for slow moving and
obsolete inventory	79,371	127,343	(47,972)
Research and development	50,369	44,905	5,464
Sales and marketing, including licensing fees, royalties and commissions	334,682	842,637	(507,955)
General and administrative	295,316	436,629	(141,313)
Total Operating Expenses	1,944,852	3,495,961	(1,551,109)
(Loss) from Operations	(443,844)	(1,021,915)	(578,071)
Other Income (Expense):
Gain on disposal of assets	29,046	0	29,046
Interest Expense	(107,951)	(131,670)	23,719
(Loss) Before Income Tax Expense	(522,749)	(1,153,585)	630,836
Income Tax Expense	0	0	0
Net Income (Loss)	$(522,749)	$(1,153,585)	$630,836
Net Income Per Share
Basic	(0.02)	(0.04)	(0.02)
Diluted	N/A	N/A	N/A

Results of Operations

Our revenue decrease of $973,038, or 39%, to $1,501,008 in the three months ended September 30, 2006 from $2,474,046 in the three months ended September 30, 2005, was primarily due to a decrease in sales from systems/chiller sales of $784,782 and from our parts, assemblies, and consumables category of $200,517 offset by an increase in sales from our field service and training of $12,261. The 52% decrease in systems and chiller sales is due to two less systems shipping in the third quarter of 2006 and the 2006 average sales price per system being lower by approximately $74,000. The going concern has impacted our sales as certain customers are now reluctant to order systems from us as systems require a significant up-front deposit and some customers believe that there is a risk that any deposit may be lost if we are unable to continue operations. The 21% decrease in parts, assemblies, and consumables is due to our tight cash flow situation and the funding needs for system sales. For example, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	Three Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
Systems and chillers	$710,967	$1,495,749	$(784,782)
Parts, assemblies and consumables	743,793	944,310	(200,517)
Field service and training	46,248	33,987	12,261
Total Revenue	$1,501,008	$2,474,046	$(973,038)

Cost of Revenues

Our dollar amount of cost of revenues decreased $859,333 or 42%, to $1,185,114 in 2006 from $2,044,447 in 2005. This decrease is a direct reflection of the 39% decrease in sales during the same period.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the three months ended September 30, 2006, we recorded a $79,371 increase to the reserve due to an analysis of inventory items. In the three months ended September 30, 2005, we recorded a $127,343 increase in our reserve due to an analysis of inventory items.

Research and Development

Research and development costs increased $5,464, or 12%, to $50,369 in the three months ended September 30, 2006 from $44,905 in the three months ended September 30, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $4,243 due to the addition of another person to our R&D department to increase development of our own parts. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $507,955 or 60% to $334,682 in the three months ended September 30, 2006 from $842,637 in the three months ended September 30, 2005. This decrease is primarily due to: a) the decreased sales, as mentioned above, which resulted in our Axcelis license and royalty expense decreasing $272,546 or 55%, to $222,856 for the three months ended September 30, 2006 as compared to $495,402 for the three months ended September 30, 2005, b) we also experienced a decrease in our commission expense of $59,802 or 72%, to $23,816 for the three months ended September 30, 2006 as compared to $83,618 for the three months ended September 30, 2005, c) there was also a decrease in payroll and employee benefits in the amount of $36,794 or 31% to $82,623 during the three months ended September 30, 2006 from $119,417 during the three months ended September 30, 2005, and d) a decrease of $130,888 in our Lam royalty expense.

General and Administrative

	Three Months Ended
	09/30/2006	09/30/2005	Increase (Decrease)

General and Administrative
Salaries and wages	$149,909	$289,066	$(139,157)
Professional fees	36,939	37,174	(235)
Occupancy Expense, less amount allocated to Cost of Revenue	43,162	54,135	(10,973)
Depreciation Expense, less amount allocated to Cost of Revenue	(201)	28,679	(28,880)
Other general and administrative expenses	65,507	27,575	37,932
Total General and Administrative	$295,316	$436,629	$(141,313)

Salaries and wages decreased $139,157 or 48% to $149,909 in the three months ended September 30, 2006 as compared to $289,066 in the three months ended September 30, 2005. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace these employees.

Professional fees decreased $235 or 1%, to $36,939 in 2006 from $37,174 in 2005.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category. Management will likely close our Texas facility before year end, but lease payments will remain an obligation of the Company unless another tenant assumes them.

Depreciation expense decreased $28,880 or 100%, to $(201) in 2006 from $28,679 in 2005 due to several assets becoming fully depreciated during 2005.

Other general and administrative expenses increased $37,932 or 138%, to $65,507 in 2006 from $27,575 in 2005. This increase is primarily due to increases of $4,104 of loan fees due to the renegotiation of the Merrill Lynch agreement, a $12,218 increase in computer hardware and software expenses, and $50,000 due to a third quarter 2005 gain (from the reversal of accrued accounts payable determined no longer valid) which did not reoccur in 2006. These increases were offset by reductions from travel and entertainment expenses ($12,543) and Cornell loan fee amortization ($16,816).

Gain on Disposal of Assets

During the three months ended September 30, 2006, we sold assets from our Texas location that were no longer necessary to our day to day operations. These assets were fully depreciated, therefore, the cash received during the sale, $29,046 represents a gain on sale.

Interest Expense

Interest expense for the three months ended September 30, 2006 ($107,951) decreased over the comparable period of 2005 ($131,670) by $23,719 or 18% due primarily to the repayment of loans originally acquired during the third quarter of 2005.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $522,749 for the three months ended September 30, 2006, compared to a net loss of $1,153,585 for the three months ended September 30, 2005.

The Nine Months Ended September 30, 2006 Compared To The Nine Months Ended September 30, 2005.

Selected Financial Information

	Nine Months Ended
	09/30/2006	09/30/2005	Increase (Decrease)

Statements of Operations
Total Revenue	$5,584,461	$9,101,641	$(3,517,180)
Operating Expenses:
Costs of revenues	4,076,438	6,396,194	(2,319,756)
Reserve for slow moving and
obsolete inventory	60,456	160,914	(100,458)
Research and development	177,769	111,313	66,456
Sales and marketing	1,191,988	1,884,004	(692,016)
General and administrative	1,122,893	1,369,017	(246,124)
Total Operating Expenses	6,629,544	9,921,442	(3,291, 898)
Income (Loss) from Operations	(1,045,083)	(819,801)	225,282
Other Income (Expense):
Gain on disposal of assets	29,046	0	29,046
Gain on settlement of debt	0	17,500	(17,500)
Interest Expense	(321,555)	(302,666)	18,889
Income (Loss) Before Income Tax Expense	(1,337,592)	(1,104,967)	232,625
Income Tax Expense	800	800	0
Net Income (Loss)	$(1,338,392)	$(1,105,767)	$232,625
Net Income Per Share
Basic	(.05)	(.04)	(.01)
Diluted	N/A	.00	N/A

Results of Operations

Our revenue decrease of $3,517,180, or 39%, from $9,101,641 in the nine months ended September 30, 2005 to $5,584,461 in the nine months ended September 30, 2006, was due to a reduction in systems and chiller sales in the amount of $2,505,877 and a decrease in sales from our parts, assemblies, and consumables category in the amount of $997,703. System sales are down due to 2006 having five less system sales than 2005 and a change in the product mix which resulted in a lower per unit sales price during 2006. The reduction in the number of systems sold was due to a combination of our inability to take new orders due to cash flow problems and delays in filling orders. The going concern and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. The decrease in parts, assemblies, and consumables sales is primarily due to our tight cash flow situation and the increased funding needs for system sales. For example, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
Systems and chillers	$2,814,589	$5,320,466	$(2,505,877)
Parts, assemblies and consumables	2,644,506	3,642,209	(997,703)
Field service and training	125,366	138,966	(13,600)
	$5,584,461	$9,101,641	$(3,517,180)

Cost of Revenues

Our cost of revenues decreased $2,319,756 or 36% from $6,396,194 in the nine months ended September 30, 2005 to $4,076,438 in the nine months ended September 30, 2006. This decrease is directly related to the 39% decrease in total revenue for the nine months ended September 30, 2006. Our cost of revenues as a percentage of revenues for the nine months ended September 30, 2006 was 73% as compared to 70% for the nine months ended September 30, 2005.

Cost of Revenues - Reserve for Slow Moving and Obsolete Inventory

Our cost of revenues - reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow-moving and obsolete inventory reserve. Based on our analysis in the first nine months of 2006, we recorded a $60,456 increase to the reserve due to an analysis of inventory items. In the nine months ended September 30, 2005, we recorded a $160,914 increase in our reserve.

Research and Development

Research and development costs increased $66,456 or 60%, to $177,769 in the nine months ended September 30, 2006 from $111,313 in the nine months ended September 30, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $60,157 and an increase of $6,299 related to outside engineering and in-house expenses for product development. Although we have added another person to our R&D department to increase development of our own parts, we normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $692,016 or 37% to $1,191,988 in the nine months ended September 30, 2006 from $1,884,004 in the nine months ended September 30, 2005. This decrease is primarily due to: a) the decrease in Lam royalty expense of $392,663, b) a decrease in commissions in the amount of $155,767 or 54% to $130,758 from $286,525 during 2005 as a direct result of decreased sales, c) a decrease of $51,844 or 7% to $748,991 in Axcelis license and royalty expense during the nine months ended September 30, 2006 from $800,835 during the nine months ended September 30, 2005 as the sales of this product line decreased, and d) a decrease in payroll and employee benefits in the amount of $75,418.

General and Administrative

	Nine Months Ended
	09/30/2006	09/30/2005	Increase (Decrease)
General and Administrative
Salaries and wages	$520,348	$818,577	$(298,229)
Professional fees	257,756	154,454	103,302
Occupancy Expense, less amount allocated to Cost of Revenue	137,199	153,511	(16,312)
Depreciation Expense, less amount allocated to Cost of Revenue	8,652	86,771	(78,119)
Other general and administrative expenses	198,938	155,704	43,234
Total General and Administrative	$1,122,893	$1,369,017	$(246,124)

Salaries and wages decreased $298,229 or 36% to $520,348 in the nine months ended September 30, 2006 as compared to $818,577 in the nine months ended September 30, 2005. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace these employees.

Professional fees increased $103,302 or 67%, to $257,756 in 2006 from $154,454 in 2005, primarily due to amounts owed to Merrill Lynch for legal fees relating to our term loan agreement default and extension proceedings.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category. Management will likely close our Texas facility before year end, but lease payments will remain an obligation of the Company unless another tenant assumes them.

Depreciation expense decreased $78,119 or 90%, to $8,652 in 2006 from $86,771 in 2005 due to several assets becoming fully depreciated during the 2005.

Other general and administrative expenses increased $43,234 or 28%, to $198,938 in 2006 from $155,704 in 2005. This increase is primarily due to the issuance of stock to our board of directors for services rendered ($19,620), loan fees due to the renegotiation of the Merrill Lynch agreement ($4,104), increased computer hardware/software expenses ($14,603), and a decrease in general and administrative other income from 2005 ($84,464). This $122,791 increase is offset by reductions due to general and administrative travel and entertainment expense ($16,831), lower Cornell loan fee amortization expense ($10,421), reduced office equipment/supplies ($16,525, lower pre-employment expenses ($7,874) and other decreased general and administrative expenses ($25,649).

Gain on Disposal of Assets

During the nine months ended September 30, 2006, we sold assets from our Texas location that were no longer necessary to our day to day operations. These assets were fully depreciated, therefore, the cash received during the sale of $29,046 represents a gain on sale.

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

Interest Expense

Interest expense for the nine months ended September 30, 2006 ($321,555) has increased over the comparable period of 2005 ($302,666) by $18,889 or 6% due primarily to the new loans acquired in the fourth quarter of 2005.

Net Income (Loss )

Primarily as a result of the foregoing we had net loss of $1,338,392 for the nine months ended September 30, 2006, compared to a net loss of $1,105,767 for the nine months ended September 30, 2005.

Capital Resources

	Nine Months Ended
Working Capital	09/30/2006	09/30/2005	Favorable (Unfavorable)
Current Assets	$1,746,889	$5,577,070	$(3,830,181)
Current Liabilities	$(9,833,868)	$(11,805,645)	$1,971,777
Deficit Working Capital	$(8,086,979)	$(6,228,575)	$(1,858,404)
Long-term Debt	$(13,967)	$(12,313)	$(1,654)
Stockholders' (Deficit)	$(7,876,243)	$(3,102,876)	$(4,773,367)

As of September 30, 2006, we were in default of our payment terms on our Lam debt, which comprises the majority of our term debt. As a result, the approximately $2.5 million of term debt due beyond twelve months was classified as current in the consolidated balance sheet.

Included in current liabilities is a total of $2,363,472 that is owed to Axcelis for license and royalty fees.  Also included in current liabilities is a total of $3,555,317 in inventory payments and license and royalty fees owed to Lam. Of this amount, approximately $1,029,000 was past due as of September 30, 2006, and the remainder is future payments which were classified as current due to these past due payments. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of a long-standing contract dispute between Aspect and Lam.   Management is confident that the complaint is justified, and that the Company has suffered substantial damages.  Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss.

 On May 1, 2006, we received an agreement from Cornell Capital to extend the repayment terms of their bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.

During July 2006, we began operating under a forbearance agreement that allows for continued monthly repayment of the Merrill Lynch loan. The amount outstanding under this agreement was $604,283 at September 30, 2006. The agreement calls for principal payments in the amount of $24,958 plus interest, at prime plus 4%, through March 1, 2007 with all remaining principal and interest due on or before March 31, 2007.

Statements of Cash Flows Selected Information

	Nine Months Ended
	09/30/06	09/30/05
Net Cash Provided (Used) By:
Operating Activities	$402,268	$127,139
Investing Activities	29,046	(11,242)
Financing Activities	$(649,667)	$(274,614)

Operating Activities

For the nine months ended September 30, 2006, cash provided by operating activities of $402,268 was primarily attributed to a decrease in accounts receivable in the amount of $960,737, a $697,553 decrease in inventories as well as an increase of $49,281 in customer deposits.. These amounts were offset by our net loss of $1,338,392, and a reduction in our accounts payable and accrued expenses of $88,035. During the nine months ended September 30, 2006 our non-cash reconciling items included depreciation and amortization expense of $46,280 and $17,418, respectively, and the issuance of stock options for director compensation in the amount of $19,620. We also recorded $80,164 of legal expenses and late fees related to our loan with Merrill Lynch through the issuance of debt.

For the nine months ended September 30, 2005, cash provided by operating activities of $127,139 was primarily attributed to a decrease in accounts receivable in the amount of $1,198,734 as well as $816,209 received as customer deposits. These amounts were offset by our net loss of $1,105,767, our increase in inventories and prepaid expenses and other assets in the amount of $802,740 and $109,209, respectively. We also reduced our accounts payable and accrued expenses by $415,699.

Investing Activities

During the nine months ended September 30, 2006, we received $29,046 from the sale of assets sold from our Texas location. During the nine months ended September 30, 2005 cash was used by investing activities for purchases of equipment in the amount of $11,242.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the nine months ended September 30, 2006 used $649,667 in cash flows as compared to $274,614 used in the nine months ended September 30, 2005.

In the nine months ended September 30, 2006, $545,917 and $143,750 was used for the repayment of long-term debt and related party debt, respectively, as compared to $959,364 and $-0- in the nine months ended September 30, 2005 in which we also received $34,750 from the exercise of common stock options, and $525,000 and $125,000 from the issuance of debt and the issuance of debt, related party, respectively.

Liquidity and Capital Resources

Although sales for the nine months ended September 30, 2006 were down from September 30, 2005 by $3,517,180, our sales backlog at October 31, 2006 was approximately $1.5 million. To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was paid in full in March 2005), two additional term loans totaling $525,000 (of which one for $225,000 was paid in January 2006 and as of September 30, 2006, $62,500 has been paid on the other), and a $125,000 loan from a related party (which was fully repaid in July 2006). Our subsidiary's debt to Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") had a balance of $604,283 as of September 30, 2006, and is currently being repaid under a forebearance agreement that requires payments over a term of 8 months at an interest rate of the prime rate plus four percent (4%) with a balloon payment in March 2007. The debt is guaranteed by the Company and Douglas Dixon, our Chief Executive Officer, and is secured by a first lien on our total assets. The Company is current on its required payments under this forbearance agreement as of the date of this report.

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $1,746,000 has been expensed and $1,443,000 of the expensed amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%. The balance to be paid on this is $743,000.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. Of the $750,000 license fee, approximately $112,000 has been expensed and the full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%. The balance to be paid on this is $61,000.

We entered into an Asset Sale and License Agreement with Lam, dated November 8, 2002, which was amended on June 25, 2004. As of November 13, 2006, we continued to remain past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled approximately $1,029,000 as of September 30, 2006, and past due payments to Axcelis totaled $1,630,552 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice for the amended agreement from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management believes that the complaint is justified, and that the Company has suffered substantial damages.  Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. Management believes that Lam is in breach of this agreement, and as a result is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.6 million due under the agreement, management believes that our liquidity would improve. However, there is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt. On August 1, 2006, Lam notified ASI by letter that it would no longer sell spare parts to ASI due to the pending litigation. Management believes that the impact of this will be minimal, as most spare parts can be obtained from sources other than Lam, but there are a few spare parts that can only be obtained from Lam.

On July 22, 2005, we entered into a promissory note with Cornell Capital for $300,000. The loan originally called for interest to accrue at 12% with payments in the amount of $20,000 to be made weekly beginning October 21, 2005 with the final payment of $34,121 due on January 27, 2006. On May 1, 2006, we received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007. The Company is current on its required payments under the new agreement as of the date of this report.

On August 24, 2005 we entered into a promissory note with our Chief Executive Officer, Mr. Dixon, and received $125,000. The loan had an interest fee of $12,500, was due October 24, 2005 and was secured by a lien on the inventories and accounts receivable of ASI that was subordinate to the lien held by Merrill Lynch. This note was repaid in July 2006.

On April 25, 2006, the Company received $40,000 from one of the Company’s employees under a promissory note. The note called for interest in the amount of $4,000 and the principal balance, to be due no later than July 25, 2006. This note was repaid in August 2006.

The Company's current tight cash flow and our lawsuit filed against Lam have prevented us from making required payments on the majority of our debt. As of September 30, 2006, the majority of this debt is comprised of approximately $3,600,000 owed to Lam and $2,363,000 owed to Axcelis.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of September 30, 2006, we had $173,945 in cash on hand.   Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result. Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future. Our cash flow has been further impacted by a reluctance on the part of some customers to place system orders because of our deposit requirements. Due to ongoing litigation with Lam and our going concern issues, some customers feel that any deposit would be at risk if we were unable to continue operations.

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

•
The going concern and ongoing litigation with Lam have impacted our sales as certain customers are now reluctant to order systems from us as systems require a significant up-front deposit and some customers believe that there is a risk that any deposit may be lost if we are unable to continue operations.

•
Lam has terminated its agreement with us and we have filed suit against Lam. There is no assurance that we will be successful in the litigation, or that we will ultimately be able to write off all or part of the associated debt.

•	We are in default on approximately $3,600,000 due to Lam and there can be no assurance that we will not have to pay all or part of this amount.

•
We are past due on approximately $1,631,000 in payments to Axcelis. While Axcelis has to date been willing to provide us with additional time to make payments, Axcelis could terminate our license agreements with it upon ninety days written notice. We would have that notice period in which to make the past due payments and avoid termination. Management is exploring payment options, which may include use of funds from operations or funds from other sources.

•	Our Merrill Lynch debt is secured by a first lien on all of our assets.

•	In the past, our auditors have identified certain weaknesses in our internal control over financial reporting and we have taken and are continuing to take specific steps to address these issues.

•	Future sales of common stock by Cornell Capital Partners and its affiliates may adversely affect our stock price.

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

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, as disclosed in our Form 10-QSB filed on May 16, 2006, our management received a letter from the Company's independent auditors on May 10, 2006 that identified certain weaknesses in our internal control over financial reporting. Our management is in the process of implementing changes to our internal control over financial reporting to address primarily four issues: 1) Our subsidiary's Vice President of Operations is now reviewing all standard unit cost changes to prevent adjustments to the valuation of inventory items without proper approval. In addition, with the transfer of Texas accounting transactions to Arizona, the software package which allowed negative inventory balances to occur in the past has been discontinued. 2) Due to our limited accounting headcount, which is sometimes typical of smaller companies, and which impacts our ability to segregate duties to some degree, we will continue to monitor our financial data very closely through the use of various trended subsidiary reports, statements, and a detailed and departmentalized chart of accounts to ensure all transactions are properly recorded. 3) Although our commission accrual process remains the same, increased emphasis will be placed on the review of the existing systems group gross profit report which details commission expense by system. 4) Upper management will increase their communication of any unusual transactions and subsequent events to the personnel responsible for financial accounting and disclosure to ensure the proper accounting and disclosure on a timely basis.

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

Dated: November 13, 2006

DND TECHNOLOGIES, INC., a Nevada corporation

By /s/ Douglas N. Dixon
Douglas N. Dixon, Chief Executive Officer

By /s/ G. Dennis Key
G. Dennis Key, Chief Financial Officer