Form 10KSB
period 2006-12-31
DND TECHNOLOGIES INC
filed 2007-04-17
CIK 1118344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________.

Commission File No. 000-51752

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes   ☐   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐  Yes ☒   No

The issuer's total revenues for the fiscal year ended December 31, 2006 were $7,090,982.

As of April 11, 2007, there were 26,234,653 outstanding shares of the issuer's common stock, par value $0.001 per share ("Common Stock"), which is the only class of common stock of the issuer. As of April 11, 2007, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board, was approximately $161,414.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format: ☐ Yes  ☒ No

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Chip Industry

Most chips are built on a silicon wafer base and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). As the density of the circuit components is increased to enable greater computing power in the same or smaller area, the complexity of building the chip also increases, necessitating the formation of smaller structures and more intricate wiring schemes. To build a chip, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer. A typical, simplified process sequence for building the wiring portion of copper-based chips involves initially depositing a dielectric film layer onto the base layer of circuit components using a chemical vapor deposition (CVD) system. An etch system is then used to create openings and patterns in the dielectric layer. This etch process defines line widths and other microscopic features on integrated circuits, with plasma etching utilizing ions and neutral species that react with exposed portions of the wafer surface to remove dielectric, metal or polysilicon material and produce the finely delineated features and patterns of an integrated circuit. These etch processes are repeated numerous times during the wafer fabrication cycle and are required to manufacture every type of semiconductor device produced today. We sell and service a variety of plasma products that are used to accomplish the goals of these processes.

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

Our Operating Subsidiary

Organized in 1990, our operating subsidiary, ASI, manufactures markets and services semiconductor wafer fabrication equipment for the worldwide semiconductor industry. Customers for ASI's products include semiconductor integrated circuit (or chip) factories or foundries, which either use the chips they manufacture in their own products or sell them to other companies for use in advanced electronic components.

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

In November 2002, through a licensing agreement with Lam, ASI was granted OEM rights to manufacture and support the Lam AutoEtch and Drytek plasma etch products, adding additional sales and market share potential to the AutoEtch refurbishing and after market support business upon which ASI had been founded. On June 25, 2004, the Company signed an amendment to the November 2002 Asset Purchase and License Agreement with Lam Research in an attempt to resolve certain contract issues between the two parties. This amendment, among other things, restructured the terms of the payment for the inventory purchases made as a part of the original agreement. On March 6, 2006, ASI received a termination notice from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit has been removed to federal court and a trial date set in December 2007. The Company’s going concern issue and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. As of August 1, 2006, the Company has not been permitted by Lam to order parts from it.

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

Our Products and Product Licensing Agreements

Through product development, and evolution of no longer protected technology, ASI has become the original equipment provider of the Advanced AutoEtch, (formerly manufactured by Lam Research). Through licensing agreements negotiated with Axcelis, ASI has also become the original equipment manufacturer of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms, which collectively accounted for approximately 50% of our revenue in 2006. ASI also offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems, which accounted for approximately 49% of our revenue in 2006. Engineering and training services are also made available to its international customer base, and accounted for approximately 1% of revenue in 2006.

An Asset Sale and License Agreement with Lam dated November 8, 2002 (the “Lam Agreement”), granted additional market access, and certain additional rights to manufacture and support the AutoEtch and Drytek plasma etch products, adding sales and market share potential to the AutoEtch refurbishing and after market support business upon which ASI had been founded. In June 2004, we signed an amendment to the Lam Agreement, which, among other things, restructured inventory payment terms, and required us to make a monthly payment of $28,220 until January 1, 2007 and a monthly payment of $9,404 until January 1, 2006 as payment for past purchases under the Lam Agreement. To date, we have purchased approximately $2.2 million of parts under the Lam Agreement. Under the terms of the Agreement, we are also required to pay approximately $5.3 million as a royalty for the licensed intellectual property. The royalty payment is $56,000 per month and the final payment is due March 15, 2011. To date, we have paid $1.7 million of the royalty fee. On March 6, 2006, ASI received a termination notice from Lam. With the termination of the Lam Agreement, our rights to use licensed intellectual property also terminated, however, management believes that as the term of the patents underlying the licensed intellectual property expired several years ago, the Company does not need a license to use this intellectual property. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of the long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit was removed to federal court and a trial date set in December 2007.The Company’s going concern issue and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. As of August 1, 2006, the Company has not been permitted to order parts from Lam.

We entered the dry strip product market through our License Agreement with Axcelis (the "Axcelis Agreement") in November 2003. This Agreement granted us an exclusive license to certain patents and trade secrets of Axcelis to manufacture, use, sell, maintain and service ASI MX-1 and ASI MX-10 dry strip semiconductor manufacturing equipment. The agreement provides for a one-time license payment of $150,000 plus a quarterly payment equal to 18% of net revenues from the sale of these products by the Company until $2,750,000 (the license fee) has been paid and then payment of a declining royalty (from 10% down to 2%) on related sales over a calendar schedule that ends December 31, 2010. Our total liability on this agreement as of December 31, 2006 is approximately $2.4 million.

On August 2, 2004, the Company entered into an additional agreement with Axcelis, acquiring an exclusive license to certain patents and trade secrets of Axcelis that we use to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm formerly marketed by Matrix Integrated Systems, Inc. under the trade names of “Bobcat” and “Cheetah”. The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a calendar schedule that ends December 31, 2011.  Our total liability on this agreement as of December 31, 2006 is approximately $179,000. The Axcelis Agreements have allowed us to provide additional products to sell, access to a broader area of the market, and were also a significant factor in our revenue performance in 2006. Sales under the Lam Agreement generated only nominal revenue in 2006. These agreements have significantly impacted our liquidity through the required payments, although, in the case of the Axcelis Agreements, required payments are a percentage of sales of licensed products and thus do not impact our liquidity to the extent of the Lam payments.

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

In 2002, ASI began manufacturing a proprietary product known as the "Nitrogen Clean System" ("NCS"), which provides superior cleaning of wafer fabrication equipment as compared to existing high efficiency particulate arresting ("HEPA") filtration devices. One of our customers, Texas Instruments, field-tested our NCS against competing models and elected to purchase our NCS. The superior cleaning ability of the NCS reduces contamination of wafers and increases the yield obtained from each wafer. This equipment provides in situ continuous cleaning of the reaction chamber that reduces particulates thereby greatly extending the uptime between required equipment cleaning cycles. The NCS is adaptable to work with etch or chemical vapor deposition equipment producing any wafer size. We sold and installed our first NCS in 2002, and, as of March 29, 2007, we had approximately 16 installed units, Eleven of these were installed at Texas Instruments, two at Micron/Japan and 3 at ST Microelectronics. We completed a lengthy qualification trial of our NCS in 2005 with an overseas customer and received a purchase order for 4 more units. However, we did not receive any new purchase orders for NCS systems in 2006. We believe that the NCS provides further diversification of our business, providing a proprietary product to the semiconductor market.

Research and Development Activities

Our R&D expenditures were $211,532 during the 2006 fiscal year, and $166,923 during the 2005 fiscal year. These expenditures were targeted at continued development of our NCS application, and enhancements to our existing products. R&D expenditures increased in 2006 due to payroll and benefits and an increase in product development costs.

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

Patents and Trademarks

We intend to evaluate any technology we develop on a case-by-case basis and pursue legal protection for our technology through patent and trade secret protection where we believe the benefits of such protection outweigh the associated costs. Equipment produced through our outsourcing contracts with companies such as Lam and Axcelis is covered by whatever OEM patent protection is afforded us via license agreements. Our registered United States patents, which are owned by our subsidiary, Aspect Systems, Inc., jointly with Air Products and Chemicals, Inc., are: "Partial clean fluorine thermal cleaning process," Pat. No. 5,868,852 granted on February 9, 1999 with a term ending in February of 2017, and "Diluted nitrogen trifluoride thermal cleaning process", Pat. No. 5,714,011 granted on February 3, 1998 with a term ending in February of 2015. Our management believes that certain aspects of our proprietary technologies are no longer fully protected by our patents. Our subsidiary, ASI, owns the following registered trademark: "ASI Aspect Systems, Inc." We believe that this trademark is known and recognized within our market and is valuable to our business. We intend to vigorously enforce all violations of our trademark as we believe the goodwill associated with it is important to the development of our business.

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

Distribution Methods

We sell new and refurbished equipment and aftermarket support, which includes spare parts sales and technical contract services. In fiscal year 2006, spare parts and technical services accounted for approximately 46% of our total sales. Our revenues in 2006 were derived from sales in both the US and overseas, with overseas sales accounting for approximately 33% of total revenues. In the U.S., we market and sell our products and services directly over the phone, by mail and fax, through in-person sales calls to potential customers, and at trade shows. The number of potential customers is limited, as we only sell to manufacturers of computer chips, and thus we have the resources to handle marketing internally. Our overseas marketing is conducted through marketing representatives in Europe and Asia that stock spare parts, employ technicians, and call on computer chip manufacturers in their area.

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

Suppliers and Customers

Our major supplier in 2005 was Lam, which accounted for approximately 21% of our inventory purchases in 2005. In 2006 this amount decreased to 5%. We have no single significant suppliers, and are able to change nearly all of our suppliers, or acquire nearly all of the needed supplies and parts that are intricate to our business from many sources. Our customers include many of the world's leading semiconductor manufacturers including Intel, Texas Instruments, ST Micro, Motorola, National Semiconductor, and On-Semi. In 2006, the Company had one customer, RF Micro Devices, accounting for more than 10% of total revenue. In 2005, revenue from Taiwan Semiconductor Manufacturing Company and QualCom accounted for 14.7% and 13.5%, respectively, of total revenue. Although we do not have formal contracts with our customers, all our parts and systems sales are covered by customer purchase orders. A material reduction in orders from several of our larger customers, due to market or business conditions in the semiconductor industry, could adversely affect our results of operations and projected financial condition. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. During 2001 and 2002, the semiconductor industry experienced a marked decline in demand, but the industry began to increase capital expenditures in 2003 and 2004, a trend that has continued through 2006 as the economy began to improve, although capital expenditures remained lower than levels in the 1990s.

Acquisition Strategy

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies.

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

Employees

DND currently has two employees, our CEO and CFO. ASI had a significant lay-off in September 2006 and coupled with resignations lost 36 employees or over half of its workforce during 2006. ASI had approximately 24 full-time employees as of December 31, 2006.

ITEM 2.	DESCRIPTION OF PROPERTY

DND, through its subsidiary ASI, currently leases its principal Arizona facility, located at 375 East Elliot Road, Chandler, Arizona 85225. This facility consists of 23,264 square feet of office and warehouse space on a lease from Teachers Insurance and Annuity Corporation, a New York corporation that runs through November 30, 2007. ASI also leases a smaller facility in Richardson, Texas located at 650 International Parkway, Suite 180. The facility consists of 19,855 square feet on a lease from TMT Richardson Business Center, Inc., a Delaware corporation, that runs through November 30, 2008. Rental payments for both facilities for the year ended December 31, 2006 were approximately $405,000. The Company is not affiliated with any of its lessors. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3.	LEGAL PROCEEDINGS

On March 6, 2006, ASI received a termination notice from Lam for ASI's agreements with Lam described above. During the second quarter of 2006, the Company filed a lawsuit against Lam in Arizona Superior Court, Maricopa County, as a result of long-standing contract disputes between Aspect and Lam. In the complaint, the Company has alleged breach of the agreements by providing parts that were inactive, obsolete, non-moving for years, excessive and otherwise worthless and various misrepresentations by Lam as to the parts to be provided, among other claims. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. Shortly after the filing of the complaint, the lawsuit was removed to the U.S. District Court for the District of Arizona. Discovery has begun in the case and a trial date of December 14, 2007 has been set. Management believes that Lam is in breach of this agreement, and as a result is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.6 million due under the agreement, management believes our liquidity would improve. However, there is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt.

On April 6, 2007, a complaint was filed against Aspect Systems, Inc. in the approximate amount of $31,000 (plus interest and attorney’s fees) by an ASI sales representative for commissions related to sales made between November 1, 2003 through 2006 in the amount of approximately $628,000. Payment of these commissions is expected to be made over the next few months and ASI intends to terminate its contract with this sales representative shortly.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DND had 26,234,653 shares of common stock outstanding as of April 11, 2007.

On the date of this report, our common stock was traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "DNDT.OB."  There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained. We began trading on the OTCBB on December 15, 2001. There was no trading activity in our stock from December 15, 2001 until May of 2002. The following table sets forth, for the periods indicated, the bid price range of our common stock.

Period	Low	High
Fourth Quarter 2006	$0.01	$0.02
Third Quarter 2006	$0.01	$0.03
Second Quarter 2006	$0.02	$0.035
First Quarter 2006	$0.036	$0.05
Fourth Quarter 2005	$0.04	$0.14
Third Quarter 2005	$0.12	$0.21
Second Quarter 2005	$0.21	$0.40
First Quarter 2005	$0.15	$0.32

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

Number of Shareholders

The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on April 11, 2007 was approximately 43.

Dividend Policy

To date, the Company has paid no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings to provide funds for operation and growth of its business.

Disclosure of Equity Compensation Plans

The Company maintains the 2003 Stock Option Plan (the "Option Plan") and the 2005 Stock Option Plan (the “2005 Plan”), pursuant to which it may grant equity awards to eligible persons. The Option Plan and 2005 Plan allow the Board of Directors to grant options to purchase up to 5,000,000 and 3,000,000 shares of common stock, respectively, to employees, officers, directors, consultants and advisors of the Company. As of December 31, 2006, options to purchase 4,515,883 shares had been granted under the Option Plan, none of these granted options were exercised during 2006, and 1,161,369 of these granted options were cancelled and expired during 2006. As of December 31, 2006, no options had been granted under the 2005 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	4,325,883	$0.07	3,484,117
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	4,325,883	$0.07	3,484,117

Recent Sales of Unregistered Securities

None.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aspect Systems, Inc., a wholly-owned subsidiary of DND Technologies, Inc. is a global provider of specialized equipment, parts and support services to the semiconductor industry. ASI is the original equipment manufacturer of Advanced AutoEtch equipment previously designed and manufactured by Lam Research. Through exclusive license agreements negotiated with Axcelis Technologies, ASI has also become the original equipment manufacturer of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. Additionally, ASI offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is normally derived from the marketing and sale of remanufactured Rainbow and TCP plasma etch systems and the ASI MX and Arista system products. ASI has a website located at www.aspectsys.com. Information on this website is not a part of this report.

Even though our cash flow problems caused by significant indebtedness have hampered our ability to meet sales demands, we have observed a significant increase in market demand for our subsidiary's products during the past two years. The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to, increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and management believes we could have matched, or exceeded, these revenues in 2005 and into 2006 if our cash flow difficulties had not limited our ability to produce our products. Nevertheless we expect demand for our products to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future. Our backlog of orders as of December 31, 2006 was approximately $1.3 million.

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

Critical Accounting Policies and Estimates

In consultation with our Board of Directors, we have identified five accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1. Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,893,000 through December 31, 2006 with sales down approximately 48% from the prior period, has negative working capital of approximately $8,600,000, and is in default on its payments on the majority of its term debt. In addition, during the year ended December 31, 2006, the Company received a notice of termination of its license agreement with Lam. Earlier, Lam entered the refurbishing market directly, which has had some impact on the Company’s revenue. Our most significant cause of revenue reduction during this year, however, has resulted from the action which was taken by the Company against Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit was removed to federal court and a trial date set in December 2007. The Company's going concern issue and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

3. License Agreements

The Company has license agreements, which are being amortized using the straight-line method over the life of the contracts with Axcelis Technologies, Inc. ("Axcelis") (7 years).

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

5. Impairment of Long-Lived Assets

The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets. No impairment was recognized in the year ended December 31, 2006.

The Year Ended December 31, 2006 Compared To The Year Ended December 31, 2005.

Selected Financial Information

	Year Ended
	12/31/2006	12/31/2005	Increase (Decrease)

Statements of Operations
Total Revenue	$7,090,982	$13,753,725	$(6,662,743)
Cost of Revenue:
Costs of revenues	5,313,598	10,112,924	(4,799,326)
Reserve for slow moving and
obsolete inventory	198,539	258,850	(60,311)
Research and development	211,532	166,923	44,609
Sales and marketing, including licensing fees, royalties and commissions	1,539,905	2,514,769	(974,864)
General and administrative	1,333,280	1,814,614	(481,334)
Impairment of license agreement	0	2,705,013	(2,705,013)
Loan fee expense	0	295,094	(295,094)
Total Operating Expenses	8,596,854	17,868,187	(9,271,333)
Income (Loss) from Operations	(1,505,872)	(4,114,462)	2,608,590
Other Income (Expense):
Gain on sale of assets	29,046	0	29,046
Gain on settlement of debt	0	17,500	(17,500)
Interest Expense	(415,224)	(462,600)	47,376
Income (Loss) Before Income Tax Expense	(1,892,050)	(4,559,562)	2,667,512
Income Tax Expense	800	800	0
Net Income (Loss)	$(1,892,850)	$(4,560,362)	$2,667,512
Net Income (Loss) Per Share
Basic and diluted	(0.07)	(0.18)	0.11

Results of Operations

Our revenue decrease of $6,662,743, or 48%, to $7,090,982 in the year ended December 31, 2006 from $13,753,725 in the year ended December 31, 2005, was primarily due to a decrease in systems/chiller sales of $5,325,829 and a decrease in the parts, assemblies, and consumables category of $1,304,410. System sales are down due to 2006 having nine less system sales than 2005 and a change in the product mix which resulted in a lower per unit sales price during 2006. The reduction in the number of systems sold was due to a combination of our inability to take new orders due to cash flow problems and delays in filling orders. The decrease in parts, assemblies, and consumables sales is primarily due to our tight cash flow situation and the increased funding needs for system sales. For example, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	December 31, 2006	December 31, 2005	Increase (Decrease)
Systems and chillers	$3,847,317	$9,173,146	$(5,325,829)
Parts, assemblies and consumables	3,074,036	4,378,446	(1,304,410)
Field service and training	169,629	202,133	(32,504)
	$7,090,982	$13,753,725	$(6,662,743)

Cost of Revenues

Our cost of revenues decreased $4,799,326 or 47% to $5,313,598 in the year ended December 31, 2006 from $10,112,924 in the year ended December 31, 2005. This decrease is directly related to the 48% decrease in total revenue for the year ended December 31, 2006. Our cost of revenues as a percentage of revenues for the year ended December 31, 2006, and December 31, 2005, was 74% in both years.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the year ended December 31, 2006, we recorded a $198,539 increase to the reserve due to an analysis of inventory items. In the year ended December 31, 2005, we recorded a $258,850 increase in our reserve.

Research and Development

Research and development costs increased $44,609 or 27%, to $211,532 in the year ended December 31, 2006 from $166,923 in the year ended December 31, 2005. The increase is primarily related to increases in payroll and employee benefits in the amount of $39,791 and an increase of $28,975 related to product development. These increases were offset by a $20,110 decrease in product development expense on the NCS (Nitrogen Clean System) product line. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $974,864 to $1,539,905 in the year ended December 31, 2006 from $2,514,769 in the year ended December 31, 2005. This decrease is due to: a) the decrease in our commission expenses of $254,702 or 58% to $181,530 during the year ended December 31, 2006 from $436,233 during the year ended December 31, 2005 which is a direct result of our reduced sales as mentioned above, b) a decrease in payroll and employee benefits in the amount of $143,185 or 29% to $351,169 during the year ended December 31, 2006 from $494,354 during the year ended December 31, 2005 as headcount decreased, and c) a decrease of $523,551 in the Lam royalty expense during the year ended December 31, 2006 from $523,551 at the end of year 2005 to -0- in the year ended December 31, 2006 which was due to the impairment and write-off of this asset at the end of 2005.

General and Administrative

	Year Ended
	12/31/2006	12/31/2005	Increase (Decrease)

General and Administrative
Salaries and wages	$619,744	$1,093,716	$(473,972)

Professional fees	283,736	198,467	85,269
Occupancy Expense, less amount allocated to Cost of Revenue	186,128	193,978	(7,850)
Depreciation, less amount allocated to Cost of Revenue	8,975	114,761	(105,786)
Other general and administrative expenses	234,697	213,692	21,005
Total General and Administrative	$1,333,280	$1,814,614	$(481,334)

Salaries and wages decreased $473,972 or 43% to $619,744 in the year ended December 31, 2006 as compared to $1,093,716 in the year ended December 31, 2005. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace the employees.

Professional fees increased $85,269 or 43%, to $283,736 in the year ended December 31, 2006 from $198,467 in the year ended December 31, 2005, primarily due to increased litigation costs associated with the Lam lawsuit ($63,000) and a $20,000 increase in other consulting fees.

Depreciation expense decreased in the year ending December 31, 2006 primarily due to certain assets becoming fully depreciated and/or retired.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category.

Other general and administrative expenses increased $21,005 or 10%, to $234,697 in the year ended December 31, 2006 from $213,692 in the year ended December 31, 2005. The increased expenses are primarily attributable to increased expenses related to franchise tax penalty expense ($26,412) and finance charges ($17,081). These increases were partially offset by the reduced expenses related to travel and entertainment ($22,819).

Impairment of License Agreement

 In December 2005, we determined our license agreement with Lam Research Corporation (“Lam”) to be fully impaired and recognized a $2,705,013 impairment charge. This impairment is due to our strained relations as a result of the long-standing contract disputes between Aspect and Lam. On March 6, 2006, ASI received a contract termination notice from Lam, and during the second quarter of 2006, the Company filed a lawsuit against Lam.

Loan Fees Expense

 We incurred $295,094 during 2005 in fees associated with obtaining debt. This included 1,190,478 shares of our common stock valued at $250,000 issued in the second quarter of 2005 in connection with a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP. The amount was initially capitalized in our financial statements, but during the fourth quarter of 2005, it became apparent that the SEDA agreement was not going to be finalized and, accordingly, we expensed the fee.

Gain on Disposal of Assets

During the year ended December 31, 2006, we sold assets from our Texas location that were no longer necessary to our day to day operations. These assets were fully depreciated, therefore the cash received during the sale of $29,046 represents a gain on sale.

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

Interest Expense

Interest expense for the year ended December 31, 2006 ($415,224) has decreased over the comparable period of 2005 ($462,600) by $47,376 due primarily to the repayment of certain loans.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $1,892,850 for the year ended December 31, 2006, compared to a net loss of $4,560,362 for the year ended December 31, 2005.

Capital Resources

	Year Ended
Working Capital	12/31/2006	12/31/2005	Favorable (Unfavorable)

Current Assets	$818,938	$3,736,104	$(2,917,166)
Current Liabilities	(9,447,326)	(10,555,434)	1,108,108
Deficit Working Capital	$(8,628,388)	$(6,819,330)	$(1,809,058)
Long-term Debt	$(11,211)	$(26,544)	$15,333
Stockholders' (Deficit)	$(8,430,701)	$(6,557,471)	$(1,873,230)

During the year ended December 31, 2006 and 2005, we were in default of our payment terms on the majority of our term debt. As a result, the approximately $2.5 million of term debt due beyond twelve months was classified as a current liability in the consolidated balance sheet.

Included in current liabilities is a total of $2,598,523 that is owed to Axcelis for license and royalty fees.  Also included in current liabilities is a total of $3,555,317 in inventory payments and license and royalty fees owed to Lam. Of this amount, approximately $1,282,000 was past due as of December 31, 2006, and the remainder is future payments which are classified as current due to these past due payments. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. However, on March 6, 2006, ASI received a termination notice from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is confident that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit has been removed to federal court and a trial date has been set for December 2007.

On May 1, 2006, we received an agreement from Cornell Capital to extend the repayment terms of their bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007. We have not made certain of these required payments, and management intends to attempt to make the past due payments over the next few months, but does not anticipate being able to make the balloon payment due on May 1, 2007. Management will attempt to renegotiate the terms of the balloon payment with Cornell Capital, but there can be no assurance that we will be successful in doing so.

The Company's term loan dated May 14, 2004 to Merrill Lynch was renegotiated as a forbearance agreement during July 2006. Under the new agreement, the Company is required to make monthly payments, commencing August 1, 2006, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment is due April 30, 2007. The loan continues to be secured by a first lien on the Company's total assets ($1,027,836 as of December 31, 2006) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company. We are currently in default on our agreement with Merrill Lynch and are seeking to negotiate an amendment to our forbearance agreement to extend our payment deadlines but we may not be successful in doing so.

Statements of Cash Flows Select Information

	Year Ended
	12/31/2006	12/31/2005
Net Cash Provided (Used) By:
Operating Activities	$288,786	$(172,764)
Investing Activities	29,046	(21,242)
Financing Activities	(703,924)	269,816

Operating Activities

For the year ended December 31, 2006, cash provided by operating activities of $288,786 was primarily attributed to net loss from operations of $(1,892,850) offset by a decrease in accounts receivable of $980,114 and a decrease in inventories of $1,274,646. These decreases were partially offset by a decrease in accounts payable and accrued expenses of $11,785, a decrease in deposits from customers of $317,419 and a decrease in the amounts due to related parties of $170,475.

For the year ended December 31, 2005, cash used by operating activities of $172,764 was primarily attributed to a decrease in accounts receivable in the amount of $1,003,608 as well as an $892,623 decrease in inventories. These amounts were offset by our net loss of $4,560,362, our decrease in customer deposits, prepaid expenses and other assets in the amount of $670,147 and $44,252, respectively, and a reduction in our accounts payable and accrued expenses of $742,945. During the year ended December 31, 2005 our non-cash reconciling items included our issuance of common stock in payment of $250,000 of loan fees, an increase in our provision for slow moving and obsolete inventories by $258,850 and depreciation and amortization expense of $172,409 and 553,062, respectively and the impairment of the license agreement in the amount of $2,705,013.

Investing Activities

During the year ended December 31, 2006, we sold assets from our Texas location that were no longer necessary to our day-to-day operations and recorded a gain of $29,046 from the sale.

During the year ended December 31, 2005 cash was used by investing activities for purchases of equipment in the amount of $21,242.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the year ended December 31, 2006 used $703,924 in cash flows as compared to a provision of $269,816 in the year ended December 31, 2005.

During the year ended December 31, 2006, we received $80,000 from the issuance of debt to a related party and made principal payments in the amount of $600,174 and $183,750 on our long-term debt and related party debt, respectively.

In the year ended December 31, 2005, we received $34,750 as the result of the exercise of options as well as $525,000 from the proceeds of new debt issuances and $125,000 from the proceeds of new debt issuance with a related party. During the year ended December 31, 2005, these receipts and proceeds were offset by our repayment of long-term debt in the amount of $393,684 and our repayment of debt to a related party in the amount of $21,250.

Liquidity and Capital Resources

To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was repaid in March 2005), two additional term loans totaling $525,000 (of which one for $225,000 was paid in January 2006 and as of December 31, 2006, $87,500 has been paid on the other), a $125,000 loan from a related party (which was repaid in July 2006) and three loans totaling $80,000 from a related party (all were taken and repaid in 2006). The Company's term loan dated May 14, 2004 to Merrill Lynch had a balance of $579,326 as of December 31, 2006, and was renegotiated as a forbearance agreement during July 2006. Under the new agreement, the Company is required to make monthly payments, commencing August 1, 2006, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment is due April 30, 2007. The loan continues to be secured by a first lien on the Company's total assets ($1,027,836 as of December 31, 2006) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company. We are currently in default of our agreement with Merrill Lynch and will be working to attempt to renegotiate our final balloon payment.

On November 8, 2002, we entered into a non-exclusive license for several of Lam’s patents and other intellectual property, which was later amended on June 25, 2004. The Company and Lam are in mutual default on this agreement and no payments have been made to Lam since 2005.

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $1,905,000 has been expensed and $1,602,000 of the expensed amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%; the balance to be paid on this is approximately $817,000.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. Of the $750,000 license fee, approximately $115,800 has been expensed and the full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%; the balance to be paid on this is approximately $63,000.

As of December 31, 2006, we continued to remain past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled approximately $1,282,000 as of December 31, 2006, and past due payments to Axcelis totaled approximately $1,856,000 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. The Company is in litigation with Lam and management believes that Lam is in breach of its non-exclusive license agreement, and as a result, is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.6 million due under this Agreement, our liquidity would improve. However, there is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt. On August 1, 2006, Lam notified ASI by letter that it would no longer sell spare parts to ASI due to the pending litigation. Management believes that the impact of this will be minimal, as most spare parts can be obtained from sources other than Lam, but there are a few spare parts that can only be obtained from Lam.

On July 22, 2005, we entered into a promissory note with Cornell Capital for $300,000. The loan originally called for interest to accrue at 12% with payments in the amount of $20,000 to be made weekly beginning October 21, 2005 with the final payment of $34,121 due on January 27, 2006. On May 1, 2006, we received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.  We have not made certain of these required payments, and management intends to attempt to make the past due payments over the next few months, but does not anticipate being able to make the balloon payment due on May 1, 2007. Management will attempt to renegotiate the terms of the balloon payment with Cornell Capital, but there can be no assurance that we will be successful in doing so.

On August 24, 2005 we entered into a promissory note with our Chief Executive Officer, Mr. Dixon, and received $125,000. The loan had an interest fee of $12,500, was due October 24, 2005 and was secured by a lien on the inventories and accounts receivable of ASI that was subordinate to the lien held by Merrill Lynch. This note was repaid in July 2006.

On August 25, 2005 we entered into a promissory note with an individual and received $225,000. The loan had an interest fee of $22,500 and was due October 24, 2005. The note was secured by 3,000,000 shares of our common stock, owned by our Chief Executive Officer, Mr. Dixon. This note was repaid in January 2006.

On February 1, 2006, the Company received $10,000 from one of the Company’s employees under a promissory note. The note called for interest in the amount of $1,000 and the principal balance, to be due no later than March 31, 2006. This note was repaid March 17, 2006.

On April 25, 2006, the Company received $40,000 from one of the Company’s employees under a promissory note. The note called for interest in the amount of $4,000 and the principal balance, to be due no later than July 25, 2006. This note was repaid in August 2006.

On October 11, 2006, the Company received $30,000 from one of the Company’s employees under a promissory note. The note called for interest in the amount of $1,500 and the principal balance, to be due no later than November 30, 2006. This note was repaid November 13, 2006.

The Company's current tight cash flow and our lawsuit filed against Lam have prevented us from making required payments on the majority of our debt. As of December 31, 2006, the majority of this debt is comprised of approximately $3,600,000 owed to Lam and $2,600,000 owed to Axcelis.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of December 31, 2006, we had $6,206 in cash on hand.   Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result. Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future.

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

We Are In Litigation With Lam

On March 6, 2006, ASI received a termination notice from Lam. As of April 13, 2007, we were past due on certain payments to Lam under our license agreement with them. Past due payments to Lam totaled $1,282,000 as of December 31, 2006. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam. Management is convinced that the complaint is justified, and that the Company has suffered substantial damages. The lawsuit has been removed to federal court and a trial date has been set in December 2007. Management believes that Lam is in breach of this agreement, and as a result is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.6 million due under the agreement, management believes that our liquidity would improve. However, there is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt.

Our Dispute With Lam Has Hurt Sales

On August 1, 2006, management was notified that Lam would no longer sell spare parts to the Company due to the pending litigation. Earlier, Lam entered the refurbishing market directly. These actions have had some impact on the Company’s revenue. Our most significant cause of revenue reduction during this year, however, resulted from the litigation undertaken by the Company against Lam. The Company’s going concern issue and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. The Company’s failure to remain an approved Lam reseller coupled with its ongoing litigation with Lam has hurt sales dramatically contributing to a large decrease in revenues.

We Are Past Due On Certain Payments To Axcelis For License And Royalty Fees

We are past due on certain payments to Axcelis totaling approximately $1.85 million for license and royalty fees as of December 31, 2006. While management believes the license is beneficial to both parties and Axcelis has to date been willing to provide us with additional time to make these payments, Axcelis could terminate our license agreements with it upon ninety days written notice, although we would have the ninety day notice period in which to make the past due payments and avoid termination. Management is exploring payment options, but it is unlikely it could become current on its obligations to Axcelis within a 90 day period. This delinquency is now over two years old.

We Are In Default On Our Term Loan With Merrill Lynch, Which Is Secured By A First Lien On All Of Our Assets

We have a term loan, with a principal balance of approximately $579,326 at December 31, 2006, with Merrill Lynch Business Financial Services, Inc. that is secured by a first lien on our total assets, which were equal to approximately $1,027,836 at December 31, 2006. Payments in the monthly amount of $24,958 were due commencing August 1, 2006 with a final balloon on April 30, 2007. We are in default on this term loan and Merrill Lynch could foreclose on certain of our assets making it difficult to continue our operations without restructuring our business. Management believes it is more likely that repayment terms will be renegotiated than foreclosure on assets which may be difficult to liquidate in a timely manner.

If We Fail To Maintain An Effective System Of Internal Controls, We May Not Be Able To Accurately Report Our Financial Results Or Prevent Fraud

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have discovered, and may in the future discover, areas of our internal controls that need improvement. By letter dated May 10, 2005, our external auditors brought to our attention a need to increase segregation of critical accounting duties, improve oversight of the financial accounting and reporting process by our principal accounting officer, establish a documented system of internal controls and ensure consistency in the application of standard costs. Since May 2005, we have begun taking action to remediate and improve our internal controls. We believed that these efforts would strengthen our internal controls and address the concerns of our auditors. However, management has identified certain significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and lack of sufficient review of these accounts and related journal entries. The Company is addressing staffing levels and its reconciliation and review process and making recommendations to the Board in the second quarter of 2007. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Future Sales By Cornell Capital Partners And Its Affiliates May Adversely Affect Our Stock Price

Sales of the 1,190,478 shares of our common stock held by Cornell Capital Partners and its affiliates in the public market during 2006 and 2007 could lower the market price of our common stock. Sales may also make it more difficult for use to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

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

Lam has endorsed certain of our competitors as a result of our litigation with it and we believe our competition will increase as these new competitors gain credibility in the market.

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

We rely heavily on the development of new and improved products by companies such as Axcelis from which we obtain systems and parts, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. In addition, we engage in development and improvement of the products we manufacture. As is typical in the semiconductor capital equipment market, we have experienced delays from time to time in the introduction of and certain technical difficulties with certain of our products and product enhancements.

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

We derive a substantial percentage of our revenues (approximately 50% in 2006) from our etch and strip products, which consist of approximately 20 different models, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Because of this product concentration, a decline in demand for even a limited number of our products that is not offset by increasing demand for other products or our inability to rely on revenues derived from unrelated operations would likely result in a decline in our revenues and operating results.

We May Experience Supply Shortages Which Would Adversely Affect Our Ability To Meet Customer Demands

We use numerous suppliers to obtain parts, components, sub-assemblies and final products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts (including proprietary software for our etch products that is only available from Lam and certain robots that are available only from a limited number of suppliers) may only be obtained from a single or limited source. Certain suppliers, from which we obtain parts that are available from other sources, are thinly capitalized, independent companies that generate significant portions of their business from us and a small group of other companies in the semiconductor industry. We seek to reduce our dependence on the limited group of sources. However, disruption or termination of certain of those suppliers could occur and certain of our competitors~~,~~ have experienced supply shortages in the past. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations because of an inability to meet customer demands on time. As of August 1, 2006, we are no longer able to acquire parts from Lam some of which we cannot obtain elsewhere.

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

In 2006, approximately 33% of our revenues resulted from sales outside the U.S., with an increasing percentage of sales to customers headquartered in Asia. Managing our global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays, and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which we believe represents a large potential market for semiconductor equipment and where we anticipate opportunity for growth. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) the sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations, such as Asia, may also affect our business, financial condition and results of operations.

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

The semiconductor industry has a highly concentrated customer base. There are only about 200 semiconductor device manufacturers in the industry, and only about 15% of those manufacturers will be purchasing equipment at any given time. In 2006, one customer accounted for 10% or more of our total revenue, and historically orders from a relatively limited number of semiconductor manufacturers have accounted for, and in future periods likely will account for, a substantial portion of our net sales, which may lead customers to demand pricing and other terms less favorable to us. If current customers delay, cancel or do not place orders, we may not be able to replace these orders with new orders due to the limited number of customers available in the industry. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of or terms for orders could have a material adverse effect on our working capital, cash flow and ultimately revenues and profitability.

Our Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

Our ability to continue as a going concern is an issue raised as a result of the Company’s operating loss in the year ended December 31, 2006, its negative working capital of over $8 million, and its default on payments on the majority of its term debt. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to negotiate extended payment terms for our term debt, generate a profit, and obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern issue increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Ability To Raise Additional Financing Is Uncertain Which May Adversely Impact Our Ability To Continue And Expand Business Operations

We currently anticipate that our available cash resources combined with our anticipated revenues will meet any working capital needs, but not repayment of debt, through the quarter ended June 30, 2007. However, we face repayment obligations of approximately $9.4 million during 2007, which includes all liabilities. Our projected revenues will not permit us to repay our obligations. Although we have been actively searching for available capital, we do not have any current arrangements for additional outside sources of financing and we cannot provide any assurance that such financing will be available.

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

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified certain significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. The Company is addressing its staffing levels and its reconciliation and review process and will make recommendations to the Board in the second quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2006 and the significant deficiencies described above, management believes that the financial statements included in this Annual Report on Form 10-KSB correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. However, as disclosed in our Form 10-QSB filed on May 16, 2006, our management received a letter from the Company's independent auditors on May 10, 2006 that identified certain weaknesses in our internal control over financial reporting to address primarily four issues: 1) Our subsidiary’s Vice President of Operations is now reviewing all standard unit cost changes to prevent adjustments to the valuation of inventory items without proper approval. In addition, with the transfer of Texas accounting transactions to Arizona, the software package which allowed negative inventory balances to occur in the past has been discontinued. 2) Due to our limited accounting headcount, which is sometimes typical of smaller companies, and which impacts our ability to segregate duties to some degree, we will continue to monitor our financial data very closely through the use of various trended subsidiary reports, statements, and a detailed and departmentalized chart of accounts to ensure all transactions are properly recorded. 3) Although our commission accrual process remains the same, increased emphasis will be placed on the review of the existing systems group gross profit report which details commission expense by system. 4) Upper management will increase their communication of any unusual transactions and subsequent events to the personnel responsible for financial accounting and disclosure to ensure the proper accounting and disclosure on a timely basis.

Beginning with the Company’s first fiscal year ending after December 15, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. For the year ended December 31, 2008,  a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting will be required.

In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. At this time, management is assessing the proper parameters of a Section 404 compliance project in light of emerging guidance from the SEC on such parameters.

ITEM 8B.	OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2006.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

As of April 11, 2007, our directors and executive officers, their age, positions and the dates of their initial election or appointment as directors or executive officers are as follows:

Name	Age	Position	Tenure
Douglas N. Dixon	64	CEO, President, and Chairman	Since August 2002.

G. Dennis Key*	64	CFO, Secretary and Director	Since August 2003.

Lowell W. Giffhorn*	60	Director, Chair of Audit Committee	Since August 2002.

Ronny Baker	61	Controller	Since August 2002.

*	Directors currently serving as members of the Company's Audit Committee.

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

Lowell W. Giffhorn since October 2005, Mr. Giffhorn has served as the Chief Financial Officer and since December 2005, as a member of the Board of Directors of Brendan Technologies, Inc., a publicly held developer and marketer of computational analytical software products for the laboratory testing industry. Since July 2005, Mr. Giffhorn also serves as the Chief Financial Officer of Imagenetix, Inc., a publicly held nutritional supplement company. Mr. Giffhorn was the Chief Financial Officer from May 1997 to June 2005 and was a member of the Board of Directors from 1998 to April 2006 for Patriot Scientific Corp., a publicly held microprocessor and intellectual property company. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek, Inc., a publicly traded supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1976 and he obtained a B.S. in Accountancy from the University of Illinois in 1969.

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

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

Committees of the Board of Directors

Our Board has a standing Audit Committee and previously had a standing Compensation Committee. The entire Board now serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for assisting the Board of Directors in monitoring and oversight of (1) the integrity of the Company's financial statements and its systems of internal accounting and financial controls and (2) the independence and performance of the Company's independent auditors. The Audit Committee, which met four times during 2006, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2006, the Audit Committee consisted of Mr. Giffhorn (Chairman) and Mr. Key.

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

Code of Ethics

DND has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2006, all Reporting Persons complied with all applicable filing requirements, except as follows: Lowell Giffhorn (two Form 4s); Dennis Key (one Form 4); and Doug Dixon (one Form 4).

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2004, 2005, and 2006. No executive officers of the Company or its subsidiary, other than those included below, received compensation in excess of $100,000 during the fiscal year ended December 31, 2006. The following information includes the dollar value of base salaries, bonus awards, stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the "Named Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Douglas N. Dixon (CEO) (1)	2006	150,000	0	5,250	16,340 (2)	171,590
	2005	150,000	24,068	0	14,165 (3)	188,233
	2004	150,000	0	0	15,745 (4)	165,745
G. Dennis Key (CFO; CEO and CFO of ASI)	2006	150,000	0	5,250	16,340 (2)	171,590
	2005	150,000	37,500	0	14,165 (3)	201,665
	2004	150,000	0	0	15,745 (4)	165,745

(1)	Effective January 1, 2004, Mr. Dixon resigned as CEO of Aspect Systems, Inc, the Company's subsidiary. He remains CEO of the Company.

(2)	Represents $9,740 for insurance premiums and $6,600 for automobile allowance.

(3)	Represents $7,565 for insurance premiums and $6,600 for automobile allowance.

(4)	Represents $9,145 for insurance premiums and $6,600 for automobile allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that Have Not Vested (#)	Market Value of Shares that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Douglas N. Dixon	375,000	NA	NA	$.06	8/11/13	NA	$-	NA	$-
	150,000	NA	NA	$.035	1/28/16	NA	$-	NA	$-

G. Dennis Key	1,050,000	NA	NA	$.06	8/11/13	NA	$-	NA	$-
	150,000	NA	NA	$.035	1/28/16	NA	$-	NA	$-

Employment Agreements and Termination of Employment

DND has entered into an employment agreement with its CFO, G. Dennis Key, dated July 1, 2003. The agreement with Mr. Key provides for Mr. Key's employment as President and CEO of ASI, and also provides for Mr. Key's appointment to the Board of Directors of both the Company and ASI. This agreement is terminable by Mr. Key with cause only upon 30 days written notice, and by the Company with cause only upon 14 days written notice. Under the agreement, Mr. Key receives an annual base salary equal to $150,000, and receives certain benefits and bonuses as described in the agreement.

Pursuant to a separate agreement, Mr. Key has an option to acquire 4,933,333 out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share. On September 1, 2005, ASI entered into a consulting agreement with Mr. Dixon that terminates on November 30, 2006. The consulting services being provided include various sales and marketing services valued at $24,100.

Director Compensation

Members of the Board of Directors do not generally receive any cash compensation for their service as Directors but Mr. Giffhorn was awarded stock options in 2005 and 2006 as compensation for Board service. All expenses incurred by directors for meeting attendance or out of pocket expenses connected directly with their Board representation are reimbursed by DND.

Director liability insurance may be provided to all members of the Board of Directors. DND has not yet obtained such insurance and is currently checking into specifics for available cost and coverage. A specific time frame to obtain the insurance has not been set. No differentiation is made in the compensation of "outside directors" and those employees of DND serving in that capacity.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Douglas N. Dixon (1)	$0	$0	$0		$0	$0	$0	$0

G. Dennis Key (1)	-	-	0		-	-	-	0

Lowell Giffhorn	-	-	5,250	(2)	-	-	-	5,250

(1)
Mr. Dixon and Mr. Key did not receive any compensation for their service as directors during our fiscal year ended December 31, 2006. All compensation received for their service as officers of the Company are reflected in the Summary Compensation Table above.

(2)	As of December 31, 2006, Mr. Giffhorn held options to purchase 250,000 shares of our common stock.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 11, 2007, there were 26,234,653 common shares outstanding. The following tabulates holdings of shares of DND by each person who, subject to the above, as of April 11, 2007, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of DND individually and as a group.

SHARE OWNERSHIP AS OF APRIL 11, 2007
Name and Address of Beneficial Owner(1)	Amount of Common Shares Owned	Options Exercisable Within 60 Days of April 11, 2007		Total Shares Beneficially Owned	Percent of Common Shares Owned(2)

Douglas Dixon, Chairman of the Board, Chief Executive Officer and President	14,025,000	675,000		14,700,000	54.6%

G. Dennis Key, Chief Financial Officer and Director	1,100,000	6,283,333	(3)	7,383,333	22.7%

Lowell Giffhorn, Director	260,000	400,000		660,000	2.5%

Ronny Baker, Controller	10,000	100,000		110,000	*

All Officers and Directors
as a group (4 persons)	15,395,000	2,525,000		17,920,000	62.3%

*	Less than one percent of the outstanding Common Stock.

(1)	Except as otherwise noted, the address for each of these individuals is c/o DND Technologies, Inc., 375 E. Elliot Road, Bldg. 6, Chandler, Arizona 85225.

(2)
Percentage ownership is based on 26,234,653 shares of Common Stock outstanding on April 11, 2007. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after April 11, 2007 are deemed outstanding for computing the percentage ownership of the person or group holding such options, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3)
In addition to options to purchase 1,200,000 shares granted to him under the 2003 Option Plan, Mr. Key has an immediately exercisable option to acquire 4,933,333 shares out of the DND shares owed by Mr. Dixon. The exercise price of such options is $1 per share. These 4,933,333 shares are included in both Mr. Dixon’s and Mr. Key’s number and percent of common stock beneficiary owned, but are only included once in the calculation of common stock beneficially owned by all officers and directors as a group.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 1997 and March 6, 1998, the Company borrowed a total of $120,000 from Douglas Dixon through two promissory notes. These notes are unsecured and were due on December 31, 1998. The notes have not been repaid and are accruing interest at 7%, compounded daily, with accrued interest totaling approximately $69,000 at December 31, 2006. The notes are payable on demand, and, while it is unlikely that Mr. Dixon will require payment in the foreseeable future, if he were to do so, the Company may have difficulty repaying the notes immediately. On August 24, 2005, the Company borrowed $125,000 from Mr. Dixon through a promissory note, which was repaid during 2006. During the past two years, no other amounts have been loaned to DND by officers, directors or major shareholders of the Company.

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company's Board has determined that only Mr. Giffhorn would qualify under such standards as an independent director. Mr. Giffhorn would meet the NASDAQ Capital Market listing standards for independence both as a director and as a member of the Audit Committee. No other directors would be independent. The Company did not consider any relationship or transaction between itself and Mr. Giffhorn not already disclosed in this report in making this determination.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

Page Number
1.	Financial Statements:
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at December 31, 2006	F-2
Consolidated Statements of Operations for each of the two years
	ended December 31, 2006	F-3
Consolidated Statements of Stockholders' Deficit for each of the two years
	ended December 31, 2006	F-4
Consolidated Statements of Cash Flows for each of the two years
	ended December 31, 2006	F-5
	Notes to Consolidated Financial Statements	F-7
Exhibits included or incorporated herein: See Exhibit Index.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DND Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of DND Technologies, Inc. (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a loss of approximately $1,893,000 in the current year, has negative working capital of approximately $8,600,000, and is in default on the majority of its term debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley & McEwen LLP
February 28, 2007
Camarillo, California

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,206
Accounts receivable, net	463,307
Inventories, net	317,677
Prepaid expenses	31,748
Total current assets	818,938

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	103,153
LICENSE AGREEMENTS, Net of accumulated amortization	83,929
OTHER	21,816

TOTAL ASSETS	$1,027,836

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$1,081,176
Capital leases payable, current portion	14,183
Accounts payable and accrued expenses	1,805,972
Deposits from customers	115,353
Payables, Lam Research Corporation	3,555,317
License and royalty payable, Axcelis	2,598,523
Amounts due to related party	276,802
Total current liabilities	9,447,326

LONG TERM LIABILITIES:
Capital leases payable, long term portion	11,211

STOCKHOLDERS' DEFICIT:
Preferred stock, par value, $.001 per share;
authorized, 10,000,000 shares;
issued and outstanding, -0- shares	-
Common stock, par value, $.001 per share;
authorized, 50,000,000 shares;
issued and outstanding, 26,234,653 shares	26,235
Paid-in capital	2,386,795
Accumulated deficit	(10,843,731)
Total stockholders' deficit	(8,430,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,027,836

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUE:
Systems and chillers	$3,847,317	$9,173,146
Parts, assemblies and consumables	3,074,036	4,378,446
Field service and training	169,629	202,133
Total revenue	7,090,982	13,753,725

OPERATING EXPENSES:
Cost of revenues	5,313,598	10,112,924
Reserve for slow moving and obsolete inventory	198,539	258,850
Research and development	211,532	166,923
Sales and marketing, including license fees,
royalties and commissions	1,539,905	2,514,769
General and administrative	1,333,280	1,814,614
Impairment of license agreement	0	2,705,013
Loan fees	0	295,094
Total operating expenses	8,596,854	17,868,187

INCOME (LOSS) FROM OPERATIONS	(1,505,872)	(4,114,462)

OTHER INCOME (EXPENSE):
Gain on sale of assets	29,046	0
Gain on settlement of debt	0	17,500
Interest expense	(415,224)	(462,600)
OTHER INCOME (EXPENSE)	(386,178)	(445,100)

Income (loss) before income tax expense	(1,892,050)	(4,559,562)

INCOME TAX	800	800

NET INCOME (LOSS)	$(1,892,850)	$(4,560,362)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(.07)	$(.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING AND SUBSCRIBED:
Basic and diluted	26,234,653	25,062,543

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Stock Subscribed		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, JANUARY 1, 2005	1,100,000	$55,000	23,000,000	$23,000	$1,957,160	$(4,390,519)	$(2,355,359)

COMMON STOCK ISSUED FOR ACCRUED EXPENSES	-	-	365,000	365	73,135	-	73,500

COMMON STOCK ISSUED FOR PREPAID EXPENSES	-	-	1,190,478	1,190	248,810	-	250,000

COMMON STOCK ISSUED UPON EXERCISE OF OPTIONS	-	-	579,175	580	34,170	-	34,750

COMMON STOCK ISSUED FROM STOCK SUBSCRIBED	(1,100,000)	(55,000)	1,100,000	1,100	53,900	-	-

NET (LOSS)						(4,560,362)	1,235,022

BALANCE, DECEMBER 31, 2005	-	-	26,234,653	26,235	2,367,175	(8,950,881)	(6,557,471)

ISSUANCE OF STOCK OPTIONS FOR DIRECTOR COMPENSATION	-	-	-	-	19,620	-	19,620

NET (LOSS)						(1,892,850)	(1,892,850)

BALANCE, DECEMBER 31, 2006	-	-	26,234,653	$26,235	$2,386,795	$(10,843,731)	$(8,430,701)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,892,850)	$(4,560,362)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and Amortization	56,728	172,409
Amortization of licenses	22,775	553,062
Issuance of stock options for director compensation	19,620	0
Legal expenses and late fees paid by the issuance of debt	80,164	0
Provision for slow moving and obsolete inventories	198,539	258,850
Impairment of license agreement	0	2,705,013
Common stock issued for payment of loan fees, expensed	0	250,000
Gain on sale of asset	(29,046)	0
Gain on settlement of debt	0	(17,500)
Changes in operating assets and liabilities:
Accounts receivable	980,114	1,003,608
Inventories	1,274,646	892,623
Prepaid expenses and other assets	77,775	(44,252)
Accounts payable and accrued expenses	(11,785)	(742,945)
Deposits from customers	(317,419)	(670,147)
Amounts due to related parties	(170,475)	26,877
Net cash provided (used) by operating activities	288,786	(172,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(21,242)
Proceeds from the sale of assets	29,046	0
Net cash provided (used) by investing activities	29,046	(21,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	0	34,750
Proceeds from issuance of debt	0	525,000
Proceeds from issuance of debt, related party	80,000	125,000
Principal payments on long-term debt	(600,174)	(393,684)
Principal payments on debt, related party	(183,750)	(21,250)
Net cash provided (used) by financing activities	(703,924)	269,816
NET INCREASE IN CASH AND CASH EQUIVALENTS	(386,092)	75,810

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	392,298	316,488

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,206	$392,298

(Continued)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$127,508	$198,339
Cash paid for taxes	$0	$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued and current period expenses	$0	$323,500
Acquisition of fixed asset through capital lease	$0	$22,732

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

ASI is a supplier of semiconductor manufacturing equipment and also supplies complete after market support of the aforementioned equipment, which currently includes Advanced AutoEtch, Rainbow, and TCP plasma etch systems, plus a variety of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 platforms (formerly Matrix System One and Ten), and the Arista and Arista Dual platforms (formerly Matrix Bobcat and Cheetah). Elements of support include spare parts and assemblies, and various engineering services.

Basis of Presentation and Principles of Consolidation - These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $1,893,000 for the year ended December 31, 2006 and a loss of approximately $4,560,000 (which includes a $2,705,013 charge for impairment of the Lam license agreement) in the year ended December 31, 2005. Revenues for the year ended December 31, 2006 are down approximately 48% from the prior year; the Company has negative working capital of approximately $8,600,000, and is in default on the majority of its term debt. In addition, on March 6, 2006, the Company received a notice of termination of its license agreement with Lam Research Corporation (“Lam”). The termination of the license agreement is currently troublesome but not expected to have long term material impact on sales. The parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically purchased directly from Lam are for the support of Rainbow and TCP products, which were not covered by the Lam Agreement. Earlier, Lam entered the refurbishing market directly, which has had some impact on the Company’s revenue. The Company’s most significant cause of revenue reduction during this year, however, is defined by the action which was taken by the Company against Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is confident that the complaint is justified, and that the Company has suffered substantial damages.  Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. The Company’s going concern issue and pending litigation with Lam have impacted the Company’s sales, as certain of the Company’s customers are now reluctant to order systems, believing that there is a risk that any deposit may be lost if the Company is unable to continue operations. This circumstance greatly hampers the Company’s ability to capitalize on the opportunities of a growing market. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management cannot be certain that these discussions will result in a favorable resolution. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, settlement of the Lam lawsuit in favorable terms to the Company, and ultimately to attain profitable operations.

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

License Agreements - The Company has license agreements, which are being amortized using the straight-line method over the life of the contracts with Axcelis Technologies, Inc. (“Axcelis”) (7 years). See Note 6.

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

Long Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company did not record any impairment loss in the year ended December 31, 2006. However, due to the termination of the Lam agreement (see Note 5), the Company recognized an impairment loss for the unamortized value as of December 31, 2005 ($2.7 million) of its Lam license agreement.

Product Warranty Provision - ASI provides a warranty provision on sales of its systems to cover anticipated repairs and/or replacement. This warranty ranges from ninety days to twelve months from date of acceptance and varies in amount accrued per system.

A summary of the warranty liability is as follows:

Balance January 1, 2006	$398,039
Addition to warranty liability	237,192
Expired warranties	(225,543)
Payment of warranty costs	(157,355)
Balance, December 31, 2006	$252,333

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

Advertising - The Company expenses all advertising as incurred. For the years ended December 31, 2006 and 2005, the Company charged to operations $0 and $576, respectively.

Research and Development Costs - Costs incurred in research and development are expensed as incurred.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of the taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 4,325,883 shares and 2,198,677 shares for the years ended December 31, 2006 and 2005, respectively.

Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At December 31, 2006, the Company had three customers whose balances exceeded 10% of gross accounts receivable, 27%, 11% and 10%, respectively.

Significant Customers - For the year ended December 31, 2006, the Company had one customer whose revenues exceeded 10% of total revenues (14%). For the year ended December 31, 2005, the Company had two customers whose revenues exceeded 10% of total revenues (15% and 13%). Revenues in 2006 and 2005 outside the United States include Europe 15% and 5%, and Asia 18% and 29%, respectively.

Significant Suppliers - For the year ended December 31, 2006 and 2005, approximately 5% and 21%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). On March 6, 2006, the Company received a notice of termination of its license agreement with Lam. However, the parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which were not covered by the Lam Agreement.

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

Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of December 31, 2006, as defined by FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Stock Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the year ended December 31, 2006.

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

The pro forma amount for the year ended December 31, 2005 does not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in the period.

Net income (loss):
As reported	$(4,560,362)
Proforma	$(4,700,442)

Net Income per common stock share:
Basic and diluted:
As reported	$(.18)
Proforma	$(.19)

The Company estimated the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31,
	2006	2005

Risk-free interest rate	4.5%	5%
Volatility	100.39%	200%
Option life, years	10	10
Dividends	-0-	-0-
Fair value of options granted	$19,620	$104,000
Weighted-average estimated values of options granted	$0.0327	$0.16

Recently Issued Accounting Pronouncements -

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

Reclassifications - Certain 2005 amounts have been reclassified to conform to 2006 presentations.

2. ACCOUNTS RECEIVABLE

A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable	$490,373
Allowance for doubtful accounts	(27,066)
Net accounts receivable	$463,307

3. INVENTORIES

A summary of inventories and allowance for obsolescence is as follows:

Parts and materials	$2,447,971
Work-in-process	16,036
Allowance for obsolescence	(2,146,329)
Net inventories	$317,677

Allowance for Obsolescence:

Balance, January 1, 2006	$2,320,032
Current Period Provision	198,539
Adjustment to Reserve	(372,242)
Balance, December 31, 2006	$2,146,329

4. PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation at December 31, 2006 consist of:

Office furniture, fixtures and equipment	$364,981
Leasehold improvements	444,669
Machinery and equipment	288,601
Laboratory tools	35,843
Software	10,000
1,144,094
Less accumulated depreciation	(1,040,941)

Total property and equipment	$103,153

5. LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

The Company is currently in default on its payments due to Lam Research Corporation (“Lam”); accordingly, the full amount has been classified as a current liability in the consolidated balance sheet. On March 6, 2006, the Company was notified that Lam had terminated the agreement. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  Recently, the lawsuit was removed to federal court and Lam has filed a motion to dismiss, challenging the adequacy of the non-contract causes of action. The Company is vigorously opposing the motion to dismiss. The Company’s going concern issue and pending litigation with Lam have impacted the Company’s sales, as certain of the Company’s customers are now reluctant to order systems from the Company, believing that there is a risk that any deposit may be lost if the Company is unable to continue operations. This circumstance greatly hampers the Company’s ability to capitalize on the opportunities of a growing market. The Company and Lam are currently in discussions to seek an amicable resolution of the mutual defaults that have occurred under both the original and the amended agreement, although management cannot be certain that these discussions will result in a favorable resolution. As a result, the Company recognized a full impairment of the license agreement in the amount of $2,705,013 at December 31, 2005.

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

In August 2004, the Company entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sized up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). The agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first, and payment of a declining royalty (from 10% down to 2%) on related sales over a period of time that ends December 31, 2011.

Estimated amortization of the prepaid license fee is as follows:

December 31, 2007	$21,428
December 31, 2008	21,428
December 31, 2009	21,428
Thereafter	19,645
$83,929

The license and royalty payable at December 31, 2006 consisted of the following:

License payable	$1,718,346
Royalty payable	880,177
Total license and royalty payable	2,598,523

The Company is currently in default on its payments; accordingly, the full amount has been classified as a current liability in the consolidated balance sheet.

7. NOTES PAYABLE

The Company's term loan dated May 14, 2004 to Merrill Lynch was renegotiated during July 2006. Under the new agreement, the Company is required to make monthly payments, commencing August 1, 2006, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment is due April 30, 2007. The loan continues to be secured by a first lien on the Company's total assets ($1,027,836 as of December 31, 2006) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company. The Company is currently in default on its agreement.	$579,326

On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. On May 1, 2006 the loan was renegotiated, under the new agreement, the Company is required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.	212,500

Unsecured demand note due to an individual with interest accruing at 7%	289,350
Total	$1,081,176

8. CAPITAL LEASE PAYABLE

The Company leases various assets under capital leases. The leases require thirteen to sixty monthly payments that vary from $286 to $785, including interest at 6% to 15%. The leases mature at various dates through November 2008. The assets have an original cost of $52,373 and a net book value of $28,356 at December 31, 2006.

Future minimum lease payments under the leases at December 31, 2006 are as follows:

December 31, 2007	$16,428
December 31, 2008	12,199
Total	28,627
Less amount representing interest	(3,233)
25,394
Less current portion	(14,183)
Long-term portion	$11,211

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$681,913
Accrued commissions	120,976
Accrued payroll	192,708
Product warranty provision	252,333
Accrued interest	545,770
Sales and state income taxes payable	12,272
Total Accounts Payable and Accrued Expenses	$1,805,972

10. RELATED PARTY TRANSACTIONS

Amounts Due to Related Party

The Company has the following amounts due to its Chairman and CEO at December 31, 2006:

Notes payable at 7.0%	$120,000
Accrued interest on notes payable	68,921
Accrued salaries	87,881
Total Amount Due To Related Party	$276,802

11. INCOME TAXES

Provision (Benefit)

The provision for income taxes for the year ended December 31, 2006 and 2005 represents primarily California franchise taxes and consists of the following:

	2006	2005
Current	$800	$800
Deferred	$0	$0

The Company’s income tax (benefit) provision differs from the amount computed by applying the Federal statutory rate to (loss) income before (benefit from) provision for income taxes. Reconciliation to the statutory federal income tax rate is as follows for the years ended December 31, 2006 and 2005.
	2006	2005
Statutory federal income
tax (benefit) provision	$(765,200)	$(1,417,700)

State income taxes, net of
federal benefit	800	800

Adjustment (utilization) of deferred tax
asset	765,200	1,417,700
	$800	$800

Deferred Tax Components

Significant components of the Company’s deferred tax assets are as follows at December 31, 2006:

Net operating loss carryforwards	$3,294,700
Timing difference for expense deductions	896,500
4,191,200
Less valuation allowance	(4,191,200)
Net deferred tax asset	$0

Summary of valuation allowance:

Balance, January 1, 2006	$3,532,415
Increase in valuation allowance	658,785
Balance, December 31, 2006	$4,191,200

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company has the following net operating loss carryforwards:

Year of Loss	Expiration Date	Total

December 31, 2002	December 31, 2022	$330,724
December 31, 2003	December 31, 2023	2,939,347
December 31, 2005	December 31, 2025	4,169,616
December 31, 2006	December 31, 2026	2,250,456
		$9,690,143

12. COMMITMENTS AND CONTINGENCIES

Real Estate Leases

The Company leases its Arizona and Texas facilities under operating leases which require monthly payments of $14,424 and $9,762 and expire in November 2007 and November 2008, respectively. Rent expense for the years ended December 31, 2006 and 2005 was $404,966 and $428,341, respectively.

Future minimum lease payments on the real estate leases are as follows:

December 31, 2007	$299,000
December 31, 2008	112,000

$411,000

13. GAIN ON SETTLEMENT OF DEBT

In February 2005, the Company issued 100,000 shares of common stock for payment of approximately $15,000 of legal services received during the year ended December 31, 2004. These shares had an aggregate fair value of $20,500; as such the Company recorded the shares at the full market value and a $5,500 loss on settlement of debt. This loss was offset by a $23,000 gain resulting from the forgiveness of accrued interest expense after the Company made the final $100,000 payment on an unsecured note payable.

14. EMPLOYEE STOCK OPTIONS

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

On June 15, 2005, the Board of Directors and stockholders approved the DND Technologies, Inc. 2005 Stock Option Plan, which permits the Board of Directors to grant, for a ten year period, options to purchase up to 3,000,000 shares of its common stock to directors, employees and consultants. The Plan is administered by the Board of Directors. The administrators have the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock options will be granted, to designate the number of shares to be covered by each option, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option. Options granted under the Plan will not have a term that exceeds ten years from date of grant. The stock subject to the Plan and issuable upon exercise of options granted under the Plan are shares of the Company's common stock, $.001 par value, which may be either unissued or treasury shares. The exercise price is no less than 100% of the fair market value of the shares at the date of the grant of the options, as specified by the Board of Directors. The Company has not issued any options from this plan.

During the years ended December 31, 2006 and 2005, the Company recognized $19,620 and $0 of expense in the income statement for options issued to non-employees.

For the years ended December 31, 2006 and 2005, the total options available for exercise, the weighted average exercise price, and the fair value of stock options was as follows:

	2006	2005
Total options available for exercise	4,325,883	4,045,466
Weighted average exercise price	$.07	$.06
Fair value of options	$200,247	$224,233

Included in the total options available for exercise are 971,369 and 129,583 options that were cancelled at December 31, 2006 and 2005, respectively, but can be exercised for a period of six months after cancellation.

A summary of the option activity for the years ended December 31, 2006 and 2005, pursuant to the terms of the DND Technologies, Inc. 2003 Stock Option Plan is as follows:

	2006		2005
		Weighted Average		Weighted Average
Options outstanding at beginning of the year	3,915,883	$.05	4,234,226	$.06
Granted	600,000	$.035	635,000	$.16
Exercised	-	-	(579,175)	$.06
Cancelled and expired	(1,161,369)	$.02	(374,168)	$.07
Options outstanding at end of the year	3,354,514		3,915,883

Information regarding stock options outstanding as of December 31, 2006 is as follows:

Price	$.07
Weighted average exercise price	$.07
Weighted average remaining contractual life	7 years 2 months

15. 401(k) PLAN

In January 2005, the Company sponsored a qualified defined contribution benefit plan covering substantially all employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, the Company matches a percentage of employee contributions in cash. During the years ended December 31, 2006 and 2005, the Company made contributions in the amount of $49,671 and $43,443, respectively. Also during the years ended December 31, 2006 and 2005, the Company incurred administrative costs associated with the plan in the amount of $0 and $0, respectively.

16. MANAGEMENT PLANS

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

Management’s plan to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis payable, improved cash flow management, aggressive cost reductions, settlement of the Lam lawsuit in favorable terms to the Company, and the creation of additional sales and profits across its product lines.

17. SUBSEQUENT EVENTS (UNAUDITED)

On January 27, 2007, the Company’s Board of Directors approved the issuance of 150,000 shares of common stock to each of the board members for their continued service.

During March 2007, the Company fell in default on its payments to Cornell Capital.

During March 2007, the Company made the necessary payments to bring the loan with Merrill Lynch current. However, the Company is still in default of certain provisions of the loan. Merrill Lynch has not made any demand for remediation of the defaulted provisions and no demand for payment has occurred.

During April 2007, the Company received notice that its President, Mr. Dennis Key, is required to appear in a lawsuit involving one of the Company’s sales representatives, Mr. Sam Wanger.

(b)	Reports on Form 8-K:

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Farber Hass Hurley & McEwen LLP for the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005, and fees billed for other services rendered by Farber Hass Hurley & McEwen LLP:

	2006	2005
Audit Fees	$60,000	$83,282
Audit related fees	$29,175	$2,245
Tax Fees	$5,500	$-0-
All other fees	$-0-	$-0-
Total Fees	$94,675	$85,527

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas N. Dixon Douglas N. Dixon	Chief Executive Officer and Director	April 16, 2007

/s/ G. Dennis Key G. Dennis Key	Chief Financial Officer and Director	April 16, 2007

/s/ Lowell W. Giffhorn Lowell W. Giffhorn	Director	April 16, 2007

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, dated May 15, 2002, between ASI, Zurickirch Corp. and John Chris Kirch	Incorporated by reference, filed with the Company’s Current Report on Form 8-K/A on September 27, 2002

2.2	First Amendment to Agreement and Plan of Reorganization, dated August, 2, 2002	Incorporated by reference, filed with the Company’s Current Report on Form 8-K/A on September 27, 2002

3.1	Restated Articles of Incorporation	Incorporated by reference, filed with the Company’s Form 8-A on January 23, 2006

3.2	Restated Bylaws	Incorporated by reference, filed with the Company’s Form SB-2 on August 3, 2000

4.1	2003 Stock Option Plan	Incorporated by reference, filed with the Company’s Form S- 8 on August 21, 2003

4.2	2005 Stock Option Plan	Incorporated by reference, filed with the Company's Form S-8 on July 1, 2005

10.1	Asset Sale and License Agreement, dated November 8, 2002, between Lam Research Corporation and Aspect Systems, Inc.	Incorporated by reference, filed with the Company’s Form 10-KSB on April 15, 2003

10.2	Employment Agreement, dated June 1, 2001, between Aspect SemiQuip International, Inc. and Douglas Dixon	Incorporated by reference, filed with the Company’s Form 10-KSB on January 27, 2004

10.5	Employment Agreement, dated July 1, 2003, between Aspect Systems, Inc. and G. Dennis Key	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

10.6	License Agreement, dated November 3, 2003, between Axcelis Technologies, Inc. and Aspect Systems, Inc.	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

10.7	First Amendment to Lease, dated March 10, 2000, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

10.8	Second Amendment to Lease, dated February 23, 2004, between Aspect Systems, Inc. and Teachers Insurance and Annuity Association	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

Exhibit No.	Description	Location

10.9	Agreement on Outstanding Aspect Payables, dated June 25, 2004, between Aspect Systems, Inc. and Lam Research Corporation	Incorporated by reference, filed with the Company’s Form Current Report on 8-K on August 17, 2004

10.10	License Agreement, dated August 2, 2004, between Aspect Systems, Inc. and Axcelis Technologies, Inc.	Incorporated by reference, filed with the Company’s Form 10-QSB on August 18, 2004

10.11	Term Loan and Security Agreement, dated May 14, 2004, between Aspect Systems, Inc. and Merrill Lynch Business Financial Services, Inc.	Incorporated by reference, filed with the Company’s Current Report on Form 8-K on December 17, 2004

10.12	Security Agreement, dated May 14, 2004, between DND Technologies, Inc. and Merrill Lynch Business Financial Services, Inc.	Incorporated by reference, filed with the Company’s Current Report on Form 8-K on December 17, 2004

10.13	Unconditional Guaranty by Douglas N. Dixon, dated May 14, 2004	Incorporated by reference, filed with the Company’s Current Report on Form 8-K on December 17, 2004

10.14	Unconditional Guaranty by DND Technologies, Inc., dated May 14, 2004	Incorporated by reference, filed with the Company’s Form 8-K on December 17, 2004

10.15	Waiver of Covenant Compliance from Merrill Lynch Business Financial Services, Inc., dated August 3, 2005	Incorporated by reference, filed with the Company's Form 10-QSB on August 15, 2005

10.16	Standby Equity Distribution Agreement, dated June 17, 2005, by and between Cornell Capital Partners, LP and DND Technologies, Inc.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

10.17	Registration Rights Agreement, dated June 17, 2005, by and between Cornell Capital Partners, LP and DND Technologies, Inc.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

10.18	Placement Agent Agreement, dated June 17, 2005, by and between Cornell Capital Partners, LP and DND Technologies, Inc.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

10.19	Escrow Agreement, dated June 17, 2005, by and among DND Technologies Inc., Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2005

Exhibit No.	Description	Location

10.20	Promissory Note, dated July 23, 2005, by and between DND Technologies, Inc. and Cornell Capital Partners, LP	Incorporated by reference, filed with the Company’s Form 10-QSB on November 14, 2005

10.21	Promissory Note, dated August 24, 2005, by and between DND Technologies, Inc. and Douglas N. Dixon	Incorporated by reference, filed with the Company’s Form 10-QSB on November 14, 2005

10.22	Promissory Note, dated August 25, 2005, by and between DND Technologies, Inc. and M. Lynn Brewer	Incorporated by reference, filed with the Company’s Form 10-QSB on November 14, 2005

10.23	Consulting Agreement, dated September 1, 2005, by and between DND Technologies, Inc. and Douglas N. Dixon	Incorporated by reference, filed with the Company’s Form 10-KSB on April 17, 2006

10.24	Proposal for Extension of Existing Term Loan, dated April 24, 2006, from Merrill Lynch Business Financial Services, Inc.	Incorporated by reference, filed with the Company's Form 10-QSB on May 19, 2006

10.25	Letter Agreement, dated May 1, 2006, by and between DND Technologies, Inc. and Cornell Capital Partners, LP	Incorporated by reference, filed with the Company's Form 10-QSB on May 19, 2006

10.26	Termination Letter from Lam Research Corp., dated June 1, 2006	Incorporated by reference, filed with the Company's Form 8-K on June 13, 2006

10.27	Forbearance Agreement, dated July 17, 2006 by and among Merrill Lynch Business Financial Services, Inc., the Company, Aspect Systems, Inc. and Douglas N. Dixon	Incorporated by reference, filed with the Company's Form 10-QSB on August 14, 2007

10.28	Letter Agreement dated March 14, 2007 by and among Merrill Lynch Business Financial Services, Inc., the Company, Aspect Systems, Inc. and Douglas N. Dixon.	Filed herewith

14	Code of Ethics	Incorporated by reference, filed with the Company’s Form 10-KSB on April 14, 2004

21.1	Subsidiaries of the Company	Filed herewith

Exhibit No.	Description	Location

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith