Form 10QSB
period 2007-03-31
DND TECHNOLOGIES INC
filed 2007-06-28
CIK 1118344

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2007

Commission File No. 000-51752

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

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of June 25, 2007
Common stock, $0.001 par value	26,234,653
The issuer is not using the Transitional Small Business Disclosure format.

DND TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
2007	December 31,
(Unaudited)	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,238	$6,206
Accounts receivable, net	259,650	463,307
Inventories, net	464,190	317,677
Prepaid expenses	38,083	31,748
Total current assets	808,161	818,938

PROPERTY AND EQUIPMENT, Net of accumulated depreciation	93,152	103,153

LICENSE AGREEMENTS, Net of accumulated amortization	78,572	83,929

OTHER	21,816	21,816

TOTAL ASSETS	$1,001,701	$1,027,836

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable, current portion	$968,844	$1,081,176
Capital leases payable, current portion	15,003	14,183
Accounts payable and accrued expenses	1,747,111	1,805,972
Deposits from customers	424,475	115,353
Payables, Lam Research Corporation	3,555,317	3,555,317
License and royalty payable, Axcelis	2,629,049	2,598,523
Amounts due to related party	235,043	276,802
Total current liabilities	9,574,842	9,447,326

LONG TERM LIABILITIES:
Capital leases payable, long term portion	8,277	11,211

STOCKHOLDERS' DEFICIT:

Preferred stock, par value, $.001 per share;
authorized, 10,000,000 shares;
issued and outstanding, -0- shares	-	-
Common stock, par value, $.001 per share;
authorized, 50,000,000 shares;
issued and outstanding, 26,234,653 shares	26,235	26,235
Paid-in capital	2,393,680	2,386,795
Accumulated deficit	(11,001,333)	(10,843,731)
Total stockholders' deficit	(8,581,418)	(8,430,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,001,701	$1,027,836

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007	2006
REVENUE:
Systems and chillers	$216,883	$940,867
Parts, assemblies and consumables	388,571	1,015,721
Field service and training	14,594	31,782
Total revenue	620,048	1,988,370

OPERATING EXPENSES:
Cost of revenues	420,661	1,375,354
Reserve for slow moving and obsolete inventory	(69,011)	(22,636)
Research and development	32,578	62,830
Sales and marketing, including license fees,
royalties and commissions	90,793	397,950
General and administrative	278,885	477,568
Total operating expenses	753,906	2,291,066

INCOME (LOSS) FROM OPERATIONS	(133,858)	(302,696)

OTHER INCOME (EXPENSE):
Interest expense	(23,744)	(114,327)
OTHER INCOME (EXPENSE)	(23,744)	(114,327)

Income (loss) before income tax expense	(157,602)	(417,023)

INCOME TAX		800

NET INCOME (LOSS)	$(157,602)	$(417,823)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(.01)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING AND SUBSCRIBED:
Basic and diluted	26,234,653	26,234,653

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED

	Common Stock		Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCE, JANUARY 1, 2007	26,234,653	$26,235	$2,386,795	$(10,843,731)	$(8,430,701)
ISSUANCE OF STOCK OPTIONS FOR DIRECTOR COMPENSATION	-	-	6,885	-	6,885
NET (LOSS)				(157,602)	(157,602)
BALANCE, MARCH 31, 2007	26,234,653	$26,235	$2,393,680	$(11,001,333)	$(8,581,418)

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(157,602)	$(417,823)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and Amortization	10,001	18,214
Amortization of licenses	5,357	6,704
Issuance of stock options for director compensation	6,885	19,620
Legal expenses and late fees paid by the issuance of debt	0	80,164
Changes in operating assets and liabilities:
Accounts receivable	203,657	330,467
Inventories	(146,512)	289,794
Prepaid expenses and other assets	(6,336)	(101,792)
Accounts payable and accrued expenses	(28,335)	(418,991)
Deposits from customers	309,122	318,749
Amounts due to related parties	(41,759)	(38,841)
Net cash provided by operating activities	154,478	86,265

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(114,446)	(302,735)
Principal payments on debt, related party	0	(21,250)
Net cash used by financing activities	(114,446)	(323,985)
NET INCREASE IN CASH AND CASH EQUIVALENTS	40,032	(237,720)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,206	392,298

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,238	$154,578

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,760	$52,768
Cash paid for taxes	$0	$0

See accompanying notes.

DND TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
UNAUDITED

1.	GENERAL

Basis of Presentation and Principles of Consolidation - The interim consolidated financial statements of DND Technologies, Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim period presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2006 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $158,000 for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 are down approximately 69% from the prior year; the Company has negative working capital of approximately $8,800,000, and is in default on the majority of its term debt. In addition, on March 6, 2006, the Company received a notice of termination of its license agreement with Lam Research Corporation (“Lam”). The termination of the license agreement has impacted sales somewhat but management does not expect the termination to have a long term material impact on sales. The parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically purchased directly from Lam are for the support of Rainbow and TCP products, which were not covered by the Lam Agreement. Earlier, Lam entered the refurbishing market directly, which has had some impact on the Company’s revenue. The Company’s most significant cause of revenue reduction during this year, however, is defined by the action which was taken by the Company against Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is confident that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit was removed to federal court and a trial date set in December 2007. The Company’s going concern issue and pending litigation with Lam have impacted the Company’s sales, as certain of the Company’s customers are now reluctant to order systems, believing that there is a risk that any deposit may be lost if the Company is unable to continue operations. This circumstance greatly hampers the Company’s ability to capitalize on the opportunities of a growing market. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, settlement of the Lam lawsuit on terms favorable to the Company, and ultimately to attain profitable operations.

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

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options to acquire common stock is measured using the treasury stock method.  The dilutive effect of potentially issuable securities was 4,075,883 shares and 4,639,216 shares for the three months ended March 31, 2007 and 2006, respectively.

Concentration of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas. The Company routinely assesses the financial strength of its customers. At March 31, 2007, the Company had three customers whose balances exceeded 10% of gross accounts receivable, at 17%, 14% and 11%, respectively.

Significant Customers - For the three months ended March 31, 2007, the Company had one customer whose revenues exceeded 10% of total revenues (28%). For the three months ended March 31, 2006, the Company had three customers whose revenues exceeded 10% of total revenues (21%, 14% and 11%). Revenues in 2007 and 2006 outside the United States include Europe 10% and 9%, and Asia 7% and 7%, respectively.

Significant Suppliers - For the three months ended March 31, 2007 and 2006, approximately 0% and 7%, respectively, of gross inventory purchases were purchased from Lam Research Corporation (“Lam”). On March 6, 2006, the Company received a notice of termination of its license agreement with Lam. However, the parts purchased pursuant to the Lam Agreement are not typically purchased from Lam, but from certain of the Company's other vendors. The parts that the Company historically has purchased directly from Lam are for the support of Rainbow and TCP products, which were not covered by the Lam Agreement. On August 1, 2006, Lam notified ASI by letter that it would no longer sell spare parts to ASI due to the pending litigation.

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

Disclosure About Fair Value of Financial Instruments - The Company estimates that the fair value of all financial instruments as of March 31, 2007, as defined by FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Recently Issued Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have on its results of operations or financial position.

Reclassifications - Certain 2006 amounts have been reclassified to conform to 2007 presentations.

2.	ACCOUNTS RECEIVABLE

A summary of accounts receivable and allowance for doubtful accounts is as follows:

Accounts receivable	$286,716
Allowance for doubtful accounts	(27,066)

Net accounts receivable	$259,650

3.	INVENTORIES

A summary of inventories and allowance for obsolescence is as follows:

Parts and materials	$2,435,800
Work-in-process	106,249
Allowance for obsolescence	(2,077,859)

Net inventories	$464,190

4.	LICENSE AGREEMENT AND PAYABLES, LAM RESEARCH CORPORATION

The Company is currently in default on its payments due to Lam Research Corporation (“Lam”); accordingly, the full amount has been classified as a current liability in the consolidated balance sheet. On March 6, 2006, the Company was notified that Lam had terminated the agreement. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit was removed to federal court and a trial date set for December 2007. As a result, the Company recognized a full impairment of the license agreement in the amount of $2,705,013 at December 31, 2005. The Company’s going concern issue and pending litigation with Lam have impacted the Company’s sales, as certain of the Company’s customers are now reluctant to order systems from the Company, believing that there is a risk that any deposit may be lost if the Company is unable to continue operations. This circumstance greatly hampers the Company’s ability to capitalize on the opportunities of a growing market.

5.	LICENSE AND ROYALTY PAYABLE, AXCELIS TECHNOLOGIES, INC.

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

6.	NOTES PAYABLE

The Company's term loan dated May 14, 2004 to Merrill Lynch was renegotiated during July 2006 and again during March 2007. Under the new agreement, the Company is required to make monthly payments, commencing March 2007, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment is due April 30, 2007. The loan continues to be secured by a first lien on the Company's total assets ($1,001,701 as of March 31, 2007) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company.	$479,494

On July 22, 2005 the Company entered into a Bridge Loan Agreement with Cornell Capital Partners LP (“Cornell”). The loan calls for interest at 12%. On May 1, 2006 the loan was renegotiated, under the new agreement, the Company is required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.	200,000

Unsecured demand note due to an individual with interest accruing at 7%	289,350

Total	$968,844

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of accounts payable and accrued expenses is as follows:

Trade accounts payable	$666,393
Accrued commissions	120,976
Accrued payroll	181,867
Product warranty provision	203,589
Accrued interest	556,476
Sales and state income taxes payable	17,810
Total Accounts Payable and Accrued Expenses	$1,747,111

8.	MANAGEMENT PLANS

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

Management’s plan to eliminate the going concern situation include, but are not limited to, the renegotiation of payment terms on the Axcelis payable, improved cash flow management, aggressive cost reductions, settlement of the Lam lawsuit on terms favorable to the Company, and the creation of additional sales and profits across its product lines.

9.	SUBSEQUENT EVENTS

During March 2007, the remaining two employees at the Company’s Texas location were moved to consulting status and are paid on an as needed basis.

During April 2007, the Company became delinquent in rental payments at its Texas location. As such, the landlord is withholding entrance to the location and inventory until such time that the rental payments are current. The inventory in the Texas location is substantially reserved for in our allowance for obsolescence.

During April 2007, three key members of management agreed to defer their salary indefinitely, and another key member of management has agreed to temporarily suspend repayment of debt owed to him by the Company, in order to allow the Company the use of the funds for operational needs.

The Company was unable to pay the final balloon payments due to Cornell and Merrill Lynch as indicated in Note 6. As of the filing date of this report, the Company has not received any demand for payment from either lender.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aspect Systems, Inc., a wholly-owned subsidiary of DND Technologies, Inc., is a global provider of specialized equipment, parts and support services to the semiconductor industry. ASI is the original equipment manufacturer of Advanced AutoEtch equipment previously designed and manufactured by Lam Research Corp. Through exclusive license agreements negotiated with Axcelis Technologies, ASI has also become the original equipment manufacturer of plasma etch and strip products manufactured on the ASI MX-1 and ASI MX-10 (formerly Matrix System One and Ten), and the Arista and Arista Dual (formerly Matrix Bobcat and Cheetah) platforms. Additionally, ASI offers new and refurbished support products including a wide array of sub-assemblies, both consumable and non-consumable repair and process related parts, and remanufactured temperature control units that are designed to maintain critical operating temperatures for the plasma systems. Engineering and training services are also made available to its international customer base. The most significant portion of ASI revenue, however, is normally derived from the marketing and sale of remanufactured Rainbow and TCP plasma etch systems and the ASI MX and Arista system products. ASI has a website located at www.aspectsys.com. Information on this website is not a part of this report.

Even though our cash flow problems caused by significant indebtedness have hampered our ability to fill sales orders, we have observed a significant increase in market demand for our subsidiary's products during the past two years. The global expansion of chip production companies into emerging parts of the world with lower labor costs, particularly China, has caused all semiconductor companies to examine more closely how to reduce costs, including through the extended use of tool sets. This shift toward ways to reduce costs has lent itself to, and our management believes it will continue to lend itself to, increasing demand for the products of companies such as ASI. In 2004 we achieved record revenues, and management believes we could have matched, or exceeded, these revenues in 2005 and into 2006 if our cash flow difficulties had not limited our ability to produce our products. Nevertheless we expect demand for our products to grow unless a significant and prolonged downturn occurs in the semiconductor industry in the future. Our backlog of orders as of March 31, 2007 was approximately $1.3 million.

We continue to strive to manage our cash flow in order to meet the demands of custom orders, debt obligations and expense commitments. Our plan of continuously improving our production and reporting systems will aid in this effort. With expanding revenue comes the related problem of attaining sufficient cash flow to purchase the required parts to assemble our systems. Our business periodically faces significant ongoing cash flow issues particularly when we receive substantial orders because of the amount of time between our purchase of parts, assembly and delivery of products and payment for those products. When equipment orders are postponed or payment from customers is delayed, we are forced to defer repayment of obligations to creditors or service providers and forego additional sales opportunities. We continue to pursue various financing alternatives but have not been successful in obtaining badly needed capital. As a result, our cash flow shortage has caused us to suffer significant shipping delays and loss of revenues from orders we could not fill on a timely basis.

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

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred a loss of approximately $158,000 through March 31, 2007 with sales down approximately 69% from the prior period, has negative working capital of approximately $8,800,000, and is in default on its payments on the majority of its term debt. In addition, on March 6, 2006, the Company received a notice of termination of its license agreement with Lam. Lam has also entered the refurbishing market directly, which has had some impact on the Company’s revenue. Our most significant cause of revenue reduction during this year, however, has resulted from the action which was taken by the Company against Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is convinced that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit was removed to federal court, depositions are scheduled to occur in July 2007, and a trial date has been set in December 2007. The Company's going concern issue and pending litigation with Lam have impacted our sales, as certain of our customers are now reluctant to order systems from us, believing that there is a risk that any deposit may be lost if we are unable to continue operations. This circumstance greatly hampers our ability to capitalize on the opportunities of a growing market. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets. No impairment was recognized in the three months ended March 31, 2007.

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006.

Selected Financial Information

	Three Months Ended
	03/31/2007	03/31/2006	Increase (Decrease)

Statements of Operations
Total Revenue	$620,048	$1,988,370	$(1,368,322)
Cost of Revenue:
Costs of revenues	420,661	1,375,354	(954,693)
Reserve for slow moving and
obsolete inventory	(69,011)	(22,636)	(46,375)
Research and development	32,578	62,830	(30,252)
Sales and marketing, including licensing fees, royalties and commissions	90,793	397,950	(307,157)
General and administrative	278,885	477,568	(198,683)
Total Operating Expenses	753,906	2,291,066	(1,537,160)
Income (Loss) from Operations	(133,858)	(302,696)	168,838
Other Income (Expense):
Interest Expense	(23,744)	(114,327)	90,583
Income (Loss) Before Income Tax Expense	(157,602)	(417,023)	259,421
Income Tax Expense	0	800	(800)
Net Income (Loss)	$(157,602)	$(417,823)	$260,221
Net Income (Loss) Per Share
Basic and diluted	(0.01)	(0.02)	0.01

Results of Operations

Our revenue decrease of $1,368,322, or 69%, to $620,048 in the three months ended March 31, 2007 from $1,988,370 in the three months ended March 31, 2006, was primarily due to a decrease in systems/chiller sales of $723,984 and a decrease in the parts, assemblies, and consumables category of $627,150. System sales are down due to the first three months of 2007 having three less system sales than the same period in 2006 and a change in the product mix which resulted in a lower per unit sales price during the first quarter of 2007. The reduction in the number of systems sold was due to a combination of our inability to take new orders due to cash flow problems and delays in filling orders. The decrease in parts, assemblies, and consumables sales is primarily due to our tight cash flow situation and the increased funding needs for system sales. For example, we have had to defer some parts, assemblies, and consumables purchases, and therefore the related sales, to future periods. Our sales break down by segment is as follows:

	March 31, 2007	March 31, 2006	Increase (Decrease)
Systems and chillers	$216,883	$940,867	$(723,984)
Parts, assemblies and consumables	388,571	1,015,721	(627,150)
Field service and training	14,594	31,782	(17,188)
	$620,048	$1,988,370	$(1,368,322)

Cost of Revenues

Our cost of revenues decreased $954,693 or 69% to $420,661 in the three months ended March 31, 2007 from $1,375,354 in the three months ended March 31, 2006. This decrease is directly related to the 69% decrease in total revenue for the three months ended March 31, 2007. Our cost of revenues as a percentage of revenues for the three months ended March 31, 2007 and 2006 was 68% and 69%, respectively.

Reserve for Slow Moving and Obsolete Inventory

Our reserve for slow moving and obsolete inventory is the change in our analysis of the need for a slow moving and obsolete inventory reserve. Based on our analysis in the three months ended March 31, 2007, we recorded a $69,011 decrease to the reserve due to an analysis of inventory items. In the three months ended March 31, 2006, we recorded a $22,636 decrease to the reserve due to an analysis of inventory items.

Research and Development

Research and development costs decreased $30,252 or 48%, to $32,578 in the three months ended March 31, 2007 from $62,830 in the three months ended March 31, 2006. The decrease is primarily related to $15,241 of product development expenses incurred in 2006. We normally do not incur significant research and development expenses.

Sales and Marketing

Sales and marketing costs decreased $307,157 to $90,793 in the three months ended March 31, 2007 from $397,950 in the three months ended March 31, 2006. This decrease is due to: a) the absence of outside commission expenses during the three months ended March 31, 2007 (these costs were $45,040 during the three months ended March 31, 2006), b) a decrease in payroll and employee benefits in the amount of $71,033 or 61% to $46,612 during the three months ended March 31, 2007 from $117,645 during the three months ended March 31, 2006 as headcount decreased, and c) a decrease of $194,882 to $35,883 in the Axcelis royalty and license expense during the three months ended March 31, 2007 from $230,765 during the three months ended March 31, 2006 which was due to the reduction in sales of Axcelis products.

General and Administrative

	Three Months Ended
	03/31/2007	03/31/2006	Increase (Decrease)

General and Administrative
Salaries and wages	$107,391	$193,986	$(86,595)
Professional fees	72,899	147,208	(74,309)
Occupancy Expense, less amount allocated to Cost of Revenue	59,519	45,751	13,768
Issuance of stock options for director compensation	6,885	19,620	(12,735)
Depreciation, less amount allocated to Cost of Revenue	513	5,128	(4,615)
Other general and administrative expenses	31,678	65,875	(34,197)
Total General and Administrative	$278,885	$477,568	$(198,683)

Salaries and wages decreased $86,595 or 45% to $107,391 in the three months ended March 31, 2007 as compared to $193,986 in the three months ended March 31, 2006. This decrease is primarily the result of a decrease in general and administrative headcount and management’s decision to not immediately replace the employees.

Professional fees decreased $74,309 or 50%, to $72,899 in the three months ended March 31, 2007 from $147,208 in the three months ended March 31, 2006, primarily due to delayed payments associated with our quarterly filings in the first quarter of 2007 and a reduction in legal expenses associated with the Lam lawsuit as a result of the negotiated contingent legal fee which was agreed upon for this litigation.

Depreciation expense decreased in the three months ended March 31, 2007 primarily due to certain assets becoming fully depreciated and/or retired.

Occupancy expense represents our costs to lease, occupy, and maintain our leased facilities in Arizona and Texas.  These costs, which consist primarily of rent, repair and maintenance, utilities, security, insurance and janitorial services, are allocated between cost of revenue and operating expenses based upon the square footage utilized by each category. Occupancy costs increased due to an adjustment of our common area maintenance expenses at our Texas facility.

Other general and administrative expenses decreased $34,197 or 52%, to $31,678 in the three months ended March 31, 2007 from $65,875 in the three months ended March 31, 2006. The decreased expenses are primarily attributable to decreased expenses related to a smaller employee base during the three months ended March 31, 2007.

Interest Expense

Interest expense for the three months ended March 31, 2007 ($23,744) has decreased over the comparable period of 2006 ($114,327) by $90,583 due primarily to the repayment of certain loans.

Net Income (Loss)

As a result of the foregoing, we had a net loss of $157,602 for the three months ended March 31, 2007, compared to a net loss of $417,823 for the three months ended March 31, 2006.

Capital Resources

	Three Months Ended
Working Capital	03/31/2007	03/31/2006	Favorable (Unfavorable)

Current Assets	$808,161	$2,979,915	$(2,171,754)
Current Liabilities	(9,574,842)	(10,175,792)	600,950
Deficit Working Capital	$(8,766,681)	$(7,195,877)	$(1,570,804)
Long-term Debt	$(8,277)	$(23,280)	$15,003
Stockholders' (Deficit)	$(8,581,418)	$(6,955,674)	$(1,625,744)

During the three months ended March 31, 2007 and 2006, we were in default of our payment terms on the majority of our term debt. As a result, the approximately $2.5 million of term debt due beyond twelve months was classified as a current liability in the March 31, 2007 consolidated balance sheet.

Included in current liabilities is a total of $2,629,049 that is owed to Axcelis for license and royalty fees.  Also included in current liabilities is a total of $3,555,317 in inventory payments and license and royalty fees owed to Lam. On March 6, 2006, ASI received a termination notice from Lam. During the second quarter of 2006, the Company filed a lawsuit against Lam as a result of long-standing contract disputes between Aspect and Lam.   Management is confident that the complaint is justified, and that the Company has suffered substantial damages.  The lawsuit has been removed to federal court and a trial date has been set for December 2007.

On May 1, 2006, we received an agreement from Cornell Capital to extend the repayment terms of their bridge loan agreement. Under the new agreement, we were required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007. We have not made certain of these required payments nor have we made the balloon payment that was due on May 1, 2007. We are still delinquent, but we continue to make payments as we are able and management intends to continue to make the past due monthly payments in the belief that Cornell will remain patient and willing to work with us toward the eventual satisfaction of this debt, but there can be no assurance that Cornell will not seek immediate repayment of all past due amounts.

The Company's term loan dated May 14, 2004 to Merrill Lynch was renegotiated as a forbearance agreement during March 2007. Under the new agreement, the Company was required to make monthly payments, commencing March 2007, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment was due April 30, 2007. The loan continues to be secured by a first lien on the Company's total assets ($808,161 as of March 31, 2007) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company. We did not make the required balloon payment that was due on April 30, 2007 but continue to make monthly principal payments each month in an amount equal to the monthly payments required under the forbearance agreement. We are in discussions with Merrill Lynch which management believes will result in a further extension of the forbearance agreement for an as yet undefined period into the future, but there can be no assurance that this will occur.

Statements of Cash Flows Select Information

	Three Months Ended
	03/31/2007	03/31/2006
Net Cash Provided (Used) By:
Operating Activities	$154,478	$86,265
Investing Activities	-0-	-0-
Financing Activities	(144,446)	(323,985)

Operating Activities

For the three months ended March 31, 2007, cash provided by operating activities of $154,478 was primarily attributed to net loss from operations of $(204,078) offset by a decrease in accounts receivable of $203,657 and an increase in customer deposits of $309,122. These amounts were partially offset by an increase in inventory of $146,512.

For the three months ended March 31, 2006, cash provided by operating activities of $86,265 was primarily attributed to a decrease in accounts receivable in the amount of $330,467, a $289,794 decrease in inventories as well as an increase of $318,749 in customer deposits. These amounts were offset by our net loss of $417,823, our increase of prepaid expenses and other assets in the amount of $101,792, and a reduction in our accounts payable and accrued expenses of $418,991. During the three months ended March 31, 2006, our non-cash reconciling items included depreciation and amortization expense of $18,214 and $6,704, respectively and the issuance of stock options for director compensation in the amount of $19,620. We also paid $80,164 of legal expenses and late fees through the issuance of debt.

Investing Activities

During the three months ended March 31, 2007 and 2006, no cash was used by investing activities.

We currently have no material commitments for capital expenditures.

Financing Activities

Financing activities in the three months ended March 31, 2007 used $114,446 in cash flows as compared to a provision of $323,985 in the three months ended March 31, 2006.

During the three months ended March 31, 2007, we made principal payments in the amount of $114,446 on our long-term debt.

In the three months ended March 31, 2006, $302,735 and $21,250 was used for the repayment of long-term debt and related party debt, respectively.

Liquidity and Capital Resources

To date, we have financed our business with cash from our operating activities, a bank line of credit that has been restructured into a term loan, a loan for $200,000 (which was repaid in March 2005), two additional term loans totaling $525,000 (of which one for $225,000 was paid in January 2006 and as of March 31, 2007, $100,000 has been paid on the other), a $125,000 loan from a related party (which was repaid in July 2006) and three loans totaling $80,000 from a related party (all were taken and repaid in 2006). The Company's term loan dated May 14, 2004 to Merrill Lynch had a balance of $479,494 as of March 31, 2007, and was renegotiated as a forbearance agreement during March 2007. Under the new agreement, the Company was required to make monthly payments, commencing March 2007, in the amount of $24,958 plus interest (at prime + 4%), and a final balloon payment was due April 30, 2007. The loan continues to be secured by a first lien on the Company's total assets ($808,161 as of March 31, 2007) and has been guaranteed by Doug Dixon, Chairman and CEO, and the Company. We did not make the required balloon payment that was due on April 30, 2007 but continue to make monthly principal payments each month in an amount equal to the monthly payments required under the forbearance agreement. We are in discussions with Merrill Lynch which management believes will result in a further extension of the forbearance agreement for an as yet undefined period into the future, but there can be no assurance that this will occur.

On November 8, 2002, we entered into a non-exclusive license for several of Lam’s patents and other intellectual property, which was later amended on June 25, 2004. The Company and Lam are in mutual default on this agreement and no payments have been made to Lam since 2005.

In November 2003, we entered into an agreement with Axcelis and acquired an exclusive license to all future manufacturing, sales, service, and parts support for certain dry strip semiconductor manufacturing equipment now marketed under the trade names MX-1 and MX-10 (formerly Matrix System One and System Ten). This agreement provides for the one time payment of a license fee of $150,000 plus 18% of net revenues (from these sales) per quarter until a $2,750,000 license fee has been paid. Of the $2,750,000 license fee, approximately $1,927,000 has been expensed and $1,624,000 of the expensed amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2010 on a declining calendar schedule from 10% to 2%; the balance to be paid on this is approximately $823,000.

On August 2, 2004, we entered into an additional agreement with Axcelis acquiring an exclusive license to manufacture, sell and provide services and parts support for certain reactive ion etch semiconductor manufacturing equipment for wafer sizes up to 200mm now marketed under the ASI trade name Arista and Arista Dual (formerly Matrix Bobcat and Cheetah). This agreement provides for a quarterly payment equal to 18% of net revenues from the sale of this product by the Company, beginning with the fourth quarter of 2004 and ending December 31, 2011, or until $750,000 (the license fee) has been paid, whichever occurs first. Of the $750,000 license fee, approximately $117,000 has been expensed and the full amount remains to be paid. This agreement also calls for a royalty fee to be paid on all related sales through December 31, 2011 on a declining calendar schedule from 10% down to 2%; the balance to be paid on this is approximately $64,000.

As of March 31, 2007, we continued to remain past due on certain payments to both Lam and Axcelis. Past due payments to Lam totaled approximately $1,478,000 as of March 31, 2007, and past due payments to Axcelis totaled approximately $2,146,000 on that date. Although our current tight cash flow has prevented these payments from being made, we have assured Axcelis that our delinquent payments will be made as soon as possible and management has no reason to believe as of the date of this filing that Axcelis will terminate any of its agreements with the Company. The Company is in litigation with Lam and management believes that Lam is in breach of its non-exclusive license agreement, and as a result, is seeking to write off the remaining amounts owed to Lam. If the Company is able to write off all or a significant portion of the approximately $3.6 million due under this Agreement, our liquidity would improve. However, there is no assurance that we will be successful in the litigation, or that we will be ultimately able to write off all or part of the associated debt. On August 1, 2006, Lam notified ASI by letter that it would no longer sell spare parts to ASI due to the pending litigation. Management believes that the impact of this will be minimal, as most spare parts can be obtained from sources other than Lam, but there are a few spare parts that can only be obtained from Lam.

On July 22, 2005, we entered into a promissory note with Cornell Capital for $300,000. The loan originally called for interest to accrue at 12% with payments in the amount of $20,000 to be made weekly beginning October 21, 2005 and with the final payment of $34,121 due on January 27, 2006. On May 1, 2006, we received an agreement from Cornell to extend the repayment terms of the bridge loan agreement. Under the new agreement, we are required to make 12 monthly payments, commencing May 1, 2006, in the amount of $12,500 to Cornell and a final balloon payment in the amount of $204,107 on May 1, 2007.  We have not made certain of these required payments nor have we made the balloon payment that was due on May 1, 2007. We are still delinquent, but we continue to make payments as we are able and management intends to continue to make the past due monthly payments in the belief that Cornell will remain patient and willing to work with us toward the eventual satisfaction of this debt, but there can be no assurance that Cornell will not seek immediate repayment of all past due amounts.

The Company's current tight cash flow and the previously stated effects of the lawsuit filed against Lam have prevented us from making required payments on the majority of our debt. As of March 31, 2007, our total debt of approximately $7,200,000 is comprised of approximately $3,600,000 owed to Lam, $2,600,000 owed to Axcelis, $480,000 owed to Merrill Lynch, $200,000 owed to Cornell Capital Partners and $289,000 owed to a related party.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we expand our business generally, and our inventory in particular, the general state of the economy, which impacts the amount of money that may be spent for computer related purchases, and maintaining sufficient gross profit margins to service our substantial indebtedness. As of March 31, 2007, we had $46,238 in cash on hand.   Our amount of cash on hand can vary significantly from day-to-day due to the nature of our business, which consists of significant cash expenditures to purchase the parts and components needed to assemble the systems that comprise the majority of our revenues and an often significant delay between these expenditures and payment from our customers for the systems, which does not occur until after delivery. As a result, we manage our cash flow closely to meet our required production shipping dates, debt obligations and expense commitments, and will continue to do so until we have either established a cash reserve large enough to self finance the cost of producing systems in advance of receiving any payments or have outside financing to accomplish the same result. Our debt obligations remain a priority in our cash flow planning, and we do not have plans or commitments for significant capital expenditures in the near future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and are generally set forth below and particularly discussed in the Company's Form 10-KSB for the year ended December 31, 2006.

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

•
We were past due on approximately $2,146,000 in payments to Axcelis as of March 31, 2007. While Axcelis has to date been willing to provide us with additional time to make payments, Axcelis could terminate our license agreements with it upon ninety days written notice. We would have that notice period in which to make the past due payments and avoid termination, although management believes it is unlikely that we could become current on our obligations within 90 days.

•	We are in default on our term loan with Merrill Lynch, which is secured by a first lien on all of our assets.

•	We are in default on our promissory note to Cornell Capital Partners.

•	Our auditors have identified certain weaknesses in our internal control over financial reporting.

•	Future sales of common stock by Cornell Capital Partners and its affiliates may adversely affect our stock price.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2007. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified certain significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. The Company is addressing its staffing levels and its reconciliation and review process and will make recommendations to the Board in the second quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of March 31, 2007 and the significant deficiencies described above, management believes that the financial statements included in this Quarterly Report on Form 10-QSB correctly present our financial condition, results of operations and cash flows for the quarters covered thereby in all material respects.

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

Beginning with the Company’s first fiscal year ending after December 15, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. For the year ended December 31, 2008,  a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting will be required.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On May 1, 2007, Ronny Baker, the Company's Controller and principal accounting officer, retired and Karl Jackson was appointed Controller and took over Mr. Baker's responsibilities as the Company's principal accounting officer. Prior to being appointed Controller, Mr. Jackson was the Accounting Manager of Aspect Systems, Inc., a position he held from May 2004 until May 2007. Prior to joining ASI and since May 2000, Mr. Jackson served as Controller of Eason & Waller Manufacturing. Mr. Jackson holds a B.S. in Accounting from Arizona State University and an MBA from Golden Gate University.

ITEM 6. EXHIBITS

Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DND TECHNOLOGIES, INC., a Nevada corporation

Date: June 27, 2007	By:	/s/ Douglas N. Dixon
Title Douglas N. Dixon, Chief Executive Officer

By:	/s/ G. Dennis Key
G. Dennis Key, Chief Financial Officer